Form 10-K405
period 1996-06-30
PEEKSKILL FINANCIAL CORP
filed 1996-09-27
CIK 1001802

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     Commission file number 0-27178

                         PEEKSKILL FINANCIAL CORPORATION
               (Exact Name of Issuer as Specified in its Charter)

           Delaware                                     13-3858258
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

      1019 Park Street, Peeksill, New York                 10566
    (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code: (914) 737-2777

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 12, 1996, there were issued and outstanding 3,863,763 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market System as of September 12 was approximately $45.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Annual Report to Stockholders for the transitional period ended June 30, 1996.
PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the transitional period ended June 30, 1996.

================================================================================

                                     PART I
Item 1.  Business

General

         Peekskill Financial Corporation ("Peekskill" or the "Company") was formed at the direction of First Federal Savings Bank ("First Federal" or the "Bank"), formerly First Federal Savings and Loan Association of Peekskill, in 1995 for the purpose of becoming a savings and loan holding company and owning all of the outstanding stock of the Bank issued on December 29, 1995 in connection with the Bank's conversion from the mutual to stock form of organization (the "Conversion"). The Company is incorporated under the laws of the State of Delaware and is authorized to do business in the State of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law.

         At June 30, 1996, the Company had total assets of $191.3 million, deposits of $128.3 million and stockholders' equity of $59.8 million. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "PEEK." Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         First Federal was originally organized as a state chartered savings and loan association in 1924. In 1954, it converted to a federally chartered savings and loan association. In December 1995 the Bank became a federally chartered savings bank. First Federal serves the financial needs of communities in its market area through its main office located at 1019 Park Street, Peekskill, New York 10566 and branch offices located at 1961 Commerce Street in Yorktown Heights, New York and Westchester Mall on Route 6 in Mohegan Lake, New York.

         First Federal's business involves attracting deposits from the general public and investing such funds in mortgage-backed securities, one- to four-family residential mortgages and, to a much lesser extent, commercial and other loans in its market area. At June 30, 1996, the Bank had total assets of $174.6 million consisting primarily of $118.2 million of mortgage-backed securities. On the same date, $38.6 million, or 95.5% of the Bank's total loan portfolio consisited of one- to four-family mortgage loans. The Bank also has other debt securities (consisting primarily of U.S. government obligations) and liquidity investments. At June 30, 1996, the Bank had $14.8 million of other debt securities, representing 7.7% of total assets.

         The Bank has sought to enhance its net income through the adoption of a strategy designed to maintain capital in excess of regulatory requirements, limit loan delinquencies and enhance net interest spread while managing the Bank's interest rate risk. This strategy involves (i) maintaining a substantial portfolio of mortgage-backed and other debt securities having terms to repricing of seven years or less, (ii) controlling operating expenses, (iii) focusing its lending program on the origination of one- to four-family residential loans,
(iv) limiting its investment in other types of loans which could increase credit risk or operating costs, and (v) using customer service to build and maintain a substantial level of core depositor accounts.

         The executive offices of the Company and the Bank are located at 1019 Park Street, Peekskill, New York 10566, and the telephone number at that address is (914) 737-2777.

         The Company's and the Bank's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of New York. The Bank is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Competition

         The Company faces significant competition for the loans it originates and the deposits it accepts. The Company's market area has a high density of financial institutions, from small community banks to branches of large non-local institutions, all of which compete with the Company to varying degrees. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies and other institutional lenders. The Company successfully competes for loans by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive within its market area. Changes in the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may be more willing than the Company or its competitors to make credit available but which have not generally engaged in lending activities in the Company's market area in the past. The Company's most direct competition for deposit has historically come from savings banks, savings and loan associations, and commercial banks, as well as money market funds, stock and bond mutual funds, and brokerage companies. The Company competes for deposits by emphasizing product delivery and customer support at generally competitive interest rates.

Market Area

         First Federal conducts business in Northern Westchester, Putnam and Dutchess counties through its main office located at 1019 Park Street, Peekskill, New York 10566 and two branch offices located in Yorktown Heights, New York and Mohegan Lake, New York. First Federal's primary market area consists of communities within Westchester and Putnam counties. Peekskill is located approximately 50 miles northwest of the Borough of Manhattan in New York City.

         Peekskill was traditionally a small town whose inhabitants were employed in small and medium sized businesses in the surrounding communities. However, with the growth of the New York Metropolitan area and the expansion of business activities in the White Plains area, Peekskill, and particularly the surrounding communities, have evolved into suburban bedroom communities. More recently, however, Peekskill's market area has experienced limited economic and demographic growth. The city of Peekskill has a significant level of low income housing and has experienced very limited levels of single family housing construction in recent decades. In contrast, other portions of the Bank's market area such as Yorktown and Putnam Valley have recently experienced somewhat more growth, both economically and demographically, with increased levels of single family housing construction.

         The local communities in and around Peekskill do not contain major employers. Generally, residents commute to other areas of Westchester county to work. Major employers located in Westchester County include the local government, IBM, U.S. Postal Service, NYNEX, and Pepsico, Inc.

         The population in Westchester County has remained stable over the last ten years with a 1% increase in population from 1985 to 1994. Putnam County experienced a 10.5% increase in population over the same period. The unemployment rate for Westchester and Putnam Counties was 5.4% and 4.9%, respectively, in December 1994. These figures are representative of the state and U.S. unemployment rates for the same period.

Lending Activities

         The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family properties. At June 30, 1996, the company had net loans of $39.6 million, which represents 20.7% of total assets. The loan portfolio at this time consisted of 95.5% of one- to four-family loans, the majority of which are owner occupied; 1.0% of multi-family loans; 0.7% of commercial loans; 1.4% of construction loans and 1.4% of other loans.

         Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio as of the dates indicated. In addition, the table sets forth the Bank's loan portfolio by fixed- and adjustable-rate as of the dates indicated.



                                                                                  June 30,
                                                    1996             1995          1994              1993                1992
                                               --------------   --------------  --------------   --------------     --------------
                                               Amount Percent   Amount Percent  Amount Percent   Amount Percent     Amount Percent
                                               ------ -------   ------ -------  ------ -------   ------ -------     ------ -------
                                                                           (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.....................     $38,644   95.5%  $40,112  95.2%  $38,979   95.8%   $41,635   95.6%   $43,193   95.2%
 Multi-family............................         394    1.0       426   1.0       458    1.1        460    1.1        469    1.0
 Commercial..............................         285     .7       308    .7       329     .8        562    1.3        590    1.3
 Construction............................         579    1.4       725   1.7       165     .4        180     .4        272     .6
                                              -------  -----   ------- -----   -------  -----    -------  -----    -------  -----
     Total real estate loans.............      39,902   98.6    41,571  98.6    39,931   98.1     42,837   98.4     44,524   98.1
                                              -------  -----   ------- -----   -------  -----    -------  -----    -------  -----

Other Loans:
  Passbook loans and other...............         404    1.0       356    .9       524    1.3        428    1.0        470    1.0
  Student................................         143     .4       215    .5       255     .6        287     .6        397     .9
                                              -------  -----   ------- -----   -------  -----    -------  -----    -------  -----
     Total consumer loans................         547    1.4       571   1.4       779    1.9        715    1.6        867    1.9
                                              -------  -----   ------- -----   -------  -----    -------  -----    -------  -----
     Total loans.........................      40,449  100.0%   42,142 100.0%   40,710  100.0%    43,552  100.0%    45,391  100.0%
                                              -------  -----   ------- =====   -------  =====    -------  =====    -------  =====


Less:
 Loans in process........................       (114)            (273)            (50)              (32)             (106)
 Net deferred loan fees and discounts....       (259)            (335)           (363)             (349)             (300)
 Allowance for loan losses...............       (519)            (474)           (336)             (276)             (216)
                                              -------          -------         -------            -------          -------
 Total loans, net........................     $39,557          $41,060         $39,961           $42,895           $44,769
                                              =======          =======         =======           =======           =======

Fixed Rate Loans:
  Real estate loans......................     $38,770   95.8%  $40,297  95.6%  $38,571   94.7%   $41,155   94.5%   $42,566   93.8%
  Other loans............................         547    1.4       571   1.4       779    1.9        715    1.6        867    1.9
                                              -------  -----  -------- -----   -------  -----    -------  -----    -------  -----
    Total fixed rate loans...............      39,317   97.2    40,868  97.0    39,350   96.6     41,870   96.1     43,433   95.7
                                              -------   ----   -------  ----   -------   ----    -------   ----    -------   ----

Adjustable Rate Loans:
  Real estate loans.....................        1,132    2.8     1,274   3.0     1,360    3.4      1,682    3.9      1,958    4.3
                                              -------  -----   ------- -----   -------  -----    -------  -----    -------  -----
    Total loans..........................     $40,449  100.0%  $42,142 100.0%  $40,710  100.0%    43,552  100.0%    45,391  100.0%
                                              =======  =====   ======= =====   =======  =====     ======  =====     ======  =====

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                         Due in
                                     -----------------------------------------------
                                        Less than       More than 1       More than
                                        One Year      year to 5 Years       5 years          Total
                                     -------------    ---------------     ----------       ---------
                                                                (In thousands)
Mortgage loans:
  One- to four-family...............     $   62          $   729           $37,853           $38,644
  Multi-family......................        ---              394               ---               394
  Commercial........................        ---              285               ---               285
  Construction......................        579              ---               ---               579
                                         ------          -------         ---------         ---------
    Total mortgage loans............        641            1,408            37,853            39,902

Other loans.........................        406               33               108               547
                                         ------          -------          --------          --------
    Total loans.....................     $1,047           $1,441           $37,961           $40,449
                                         ======           ======           =======           =======


         The following table sets forth, by type of interest rate, the dollar amounts in each loan category at June 30, 1996 that are contractually due in more than one year.



                                       Fixed       Adjustable        Total
                                      -------     ------------      --------
                                                (In thousands)
Mortgage loans:
  One- to four-family..........       $37,450       $ 1,132          $38,582
  Multi-family.................           394           ---              394
  Commercial...................           285           ---              285
  Construction.................           ---           ---              ---
                                      -------        ------          -------
    Total mortgage loans.......        38,129         1,132           39,261

Other loans....................           141           ---              141
                                      -------        ------          -------
    Total loans................       $38,270        $1,132          $39,402
                                      =======        ======          =======


         Pursuant to Federal law the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1996, based on the above, the Bank's loans-to-one borrower limit was approximately $6.5 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of June 30, 1996, the largest dollar amount outstanding to one borrower or, group of related borrowers, was $394,000. This asset, which consists of a loan participation secured by a 61 unit residential apartment complex in Pelham, New York, was performing in accordance with its terms at June 30, 1996.

         The Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy) by the Bank's independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

         Under the Bank's loan policy, the employee processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. In addition, an officer verifies that the application meets the Bank's underwriting guidelines described below. All mortgage loans must be approved by the Bank's Executive Committee or the Board of Directors. Various officers of the Bank have individual loan approval authority for other loans.

         Generally, the Bank requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of fixed-rate loans secured by mortgages on owner-occupied one- to four-family residences. Substantially all of the residential loans originated by the Bank are secured by properties located in its primary lending area. All of the one- to four-family residential loans originated by the Bank are retained and serviced by it. In order to supplement one- to four-family residential loan products, the Bank from time to time has purchased one- to four-family residential loan participations, although it has not done so in recent years. However, depending on future market conditions, it may do so in the future.

         The Bank currently offers conventional fixed-rate loans with maximum terms of up to 30 years. The interest rate on such loans is generally based on competitive factors. The Bank does not offer adjustable-rate residential loans, although it may do so in the future, depending on market conditions.

         In underwriting one- to four-family residential real estate loans, the Bank evaluates both the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan, the loan-to-value ratio and debt to income ratios. First Federal originates residential mortgage loans with loan-to-value ratios of up to 80% for owner-occupied homes. However, the Bank is considering originating loans up to 90% of appraised value with private mortgage insurance to reduce the Bank's exposure to 80% or less.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Multi-Family and Commercial Real Estate Lending. At June 30, 1996, the Bank had $285,000 in commercial real estate loans, representing 0.7% of the Bank's total loan portfolio, and $394,000 in multi-family loans, or 1.0% of the Bank's total loan portfolio. The Bank's multi-family and commercial real estate loan portfolio consists of a participation interest in a loan secured by an apartment building and a participation interest in a loan secured by a strip shopping center. At June 30, 1996, both of these loans were performing in accordance with their terms.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including larger outstanding balances, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         While the Bank may consider investing from time to time in multi-family and commercial real estate loans in the future, it anticipates that future volume will continue to be modest.

         Construction Lending. The Bank makes construction loans to individuals for the construction of their primary or secondary residences and occasionally to builders for the construction of new residences.

         Loans to individuals for the construction of their residences typically run for up to 30 years and are structured to provide both construction and "permanent" financing. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating conventional permanent residential loans. At June 30, 1996, the Bank had $379,000 of one- to four-family residential construction loans to borrowers intending to live in the properties upon completion of construction. Subject to future market conditions, the Bank intends to continue its construction lending activities to persons intending to be owner occupants.

         On occasion, the Bank makes loans to builders to finance the construction of one- to four-family residences. These loans are made on the same terms as loans to individuals for the construction of single family residences. At June 30, 1996 the Bank had one loan of this type for $200,000. While the Bank may engage in this type of lending from time to time in the future, the Bank currently expects that its total volume at any one time will be limited.

         Residential construction lending involves several risks. First, construction loans are generally more difficult to evaluate and monitor. Second, a lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete the project.

         Other Loans. The Bank offers passbook, home improvement and student loans for personal and educational purposes. At June 30, 1996, other loans totaled $547,000 or 1.4% of total loans outstanding. In the future, the Bank may expand its consumer lending somewhat to increase home improvement loans.

Originations and Repayments of Loans

         Real estate loans are originated by First Federal's loan officers. In addition, in the future, the Bank may utilize outside mortgage loan brokers in an attempt to increase loan production, although there are no specific plans to do so at this time. Loan applications are taken at each of First Federal's offices and processed at the main office.

         The Bank's ability to originate loans is dependent upon competition and customer demand for loans in its market area. Demand is affected by both the local economy and the interest rate environment. See " - Market Area." Historically, all loans originated by First Federal are retained in the Bank's portfolio.

         See " - Investment Activities - Mortgage-Backed Securities" and Note 2 of the Notes to Consolidated Financial Statements.

         The following table shows the loan origination and repayment activities of the Bank for the periods indicated.




                                                                   Year Ended June 30,
                                                            ----------------------------------
                                                             1996         1995          1994
                                                            --------   ----------   ----------
                                                                   (In Thousands)

Originations by type:
  Real estate - one- to four-family..................        $4,355       $5,139        $3,989
              - construction.........................           640          949           455
  Other..............................................           560          414           465
                                                            -------      -------        ------
         Total loans originated......................         5,555        6,502         4,909
                                                             ------       ------        ------

Principal Repayments:
  Real estate - one- to four-family..................       (5,684)      (4,012)       (6,645)
              - multi-family.........................          (32)         (32)           (2)
              - commercial...........................          (23)         (21)         (233)
              - construction.........................         (627)        (384)         (470)
  Other..............................................         (584)        (621)         (401)
                                                           -------       ------       -------
  Total principal repayments.........................       (6,950)      (5,070)       (7,751)
     Transferred to real estate owned................         (139)          ---           ---
                                                          --------    ----------    ----------
         Net increase (decrease).....................      $(1,534)     $  1,432     $ (2,842)
                                                           =======      ========     ========


Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 15 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Bank usually sends a 30-day demand letter to the borrower and, after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at auction and may be purchased by the Bank.

         Real estate acquired by First Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. The difference between those amounts is charged-off. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value less disposition cost.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1996.


                                                    Loans Delinquent For:
                           ----------------------------------------------------------------------
                                       60-89 Days                      90 Days and Over                 Total Delinquent Loans
                           ---------------------------------------------------------------------- -------------------------------
                                                   Percent                            Percent                            Percent
                                                   of Loan                            of Loan                            of Loan
                             Number     Amount     Category     Number     Amount     Category      Number    Amount     Category
                            -------     ------     --------    -------     ------     --------     -------    ------     --------
                                                                  (Dollars in Thousands)
Real Estate:
  One- to four-family......      16     $1,630       100.0%         26     $1,252       100.0%         42     $2,882     100.0%
                             ------     ------                  ------     ------                   -----     ------

     Total.................      16     $1,630       100.0%         26     $1,252       100.0%         42     $2,882     100.0%
                             ======     ======                  ======     ======                   =====     ======


         Classification of Assets. Federal regulations require that each savings association classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at June 30, 1996, the Bank had a total of $1.3 million of classified assets, all of which were delinquent one- to four-family loans classified as substandard.

         First Federal's classified assets consist of non-performing loans and loans of concern. As of the date hereof, these asset classifications are generally consistent with those of the OTS and FDIC.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. The Bank had no non-accruing loans during the periods presented.


                                                                                    June 30,
                                                      ---------------------------------------------------------------
                                                          1996        1995         1994           1993           1992
                                                      -------------------------------------- ------------------------
                                                                             (Dollars in Thousands)

Accruing loans delinquent more than 90 days:
  One- to four-family................................       $1,252       $2,096       $1,698          $2,054         $1,786
  Consumer...........................................          ---          ---           18              18             31
                                                          --------     --------       ------          ------         ------
     Total...........................................        1,252        2,096        1,716           2,072          1,817
                                                            ------        -----        -----           -----          -----

Foreclosed assets:
  Multi-family.......................................          ---          ---          ---             ---            821
                                                          --------      -------      -------         -------          -----
     Total...........................................          ---          ---          ---             ---            821
                                                          --------      -------      -------         -------         ------

Total non-performing assets..........................       $1,252       $2,096       $1,716          $2,072         $2,638
                                                            ======       ======       ======          ======         ======
Total as a percentage of total assets................         0.7%         1.3%         1.1%            1.4%           1.8%
                                                              ===          ===          ===             ===            ===


         As of June 30, 1996, the Bank had no loans with a carrying value in excess of $175,000 that were non-performing.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1996 there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories with the exception of the loans described below.

         During 1986 and 1987, the Bank purchased from the Thrift Association Service Corporation ("TASCO") participation certificates representing six participation interests in pools of one- to four-family residential loans (the "TASCO Loans"). Pursuant to the participation certificates, the loans were to be paid to the Bank whether or not such payments were collected by TASCO.

         In February, 1989, TASCO sold the servicing of the loans underlying the participation interests to City Federal Savings Bank, Bedinster, New Jersey ("City Federal") located in Jersey City, New Jersey. As part of the purchase agreement, City Federal agreed to assume the guarantee of TASCO with regard to the principal and interest payments of the loans. City Federal subsequently went into receivership and its obligations were assumed by the Resolution Trust Corporation ("RTC"). Subsequently, the obligations of the RTC were assumed by the FDIC.

         The FDIC is disputing its obligations under the applicable agreements to make payments on the participation certificates whether or not principal and interest is collected and has ceased forwarding all payments to the participants, including those collected and due to participants. Further, the FDIC is demanding reimbursement of payments previously made by the FDIC on the participation certificates. Its position is based on a review of the operative documents, negotiations with TASCO regarding the guarantee and a belief that servicers do not normally act as financial guarantors. Settlement negotiations between the two parties are proceeding; however, no guarantee can be given as to when a settlement may be reached. As a result, the required principal and interest payments on the Bank's investment were 60 days delinquent at June 30, 1996. The Bank's investment in the TASCO Loans totaled $1.1 million at June 30, 1996. As of this date no resolution of this matter has been reached and no assurance can be made at this time as to whether and when payments under the TASCO Loans will resume. Subsequent to June 30, 1996, the Bank has placed the TASCO Loans on nonaccrual and will continue to assess recoverability of these loans as additional information becomes available. At June 30, 1996 there were no specific reserves for these loans.

         Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:



                                                                            June 30,
                           --------------------------------------------------------------------------------------------------------
                                           1996                               1995                              1994
                           ----------------------------------   -------------------------------   ---------------------------------
                                                      Percent                           Percent                            Percent
                                                     of Loans                          of Loans                           of Loans
                                           Loan      in Each                   Loan     in Each                  Loan      in Each
                             Amount of    Amounts    Category    Amount of    Amounts  Category    Amount of    Amounts   Category
                             Loan Loss      by       to Total    Loan Loss      by     to Total    Loan Loss      by      to Total
                             Allowance   Category      Loans     Allowance   Category    Loans     Allowance   Category     Loans
                           ----------------------- ----------   ----------- -------------------   ---------------------------------
                                                                                                      (Dollars in Thousands)

One- to four-family........  $     519    $38,644      95.5%      $  474     $ 40,112    95.2%    $   336      $ 38,979      95.8%
Multi-family...............        ---        394       1.0          ---          426     1.0         ---           458       1.1
Commercial.................        ---        285        .7          ---          308      .7         ---           329        .8
Construction...............        ---        579       1.4          ---          725     1.7         ---           165        .4
Other......................        ---        547       1.4          ---          571     1.4         ---           779       1.9
                              --------   --------     ------    --------    ---------   -----     -------      --------     -----
    Total..................    $   519    $40,449     100.0%    $    474     $ 42,142   100.0%    $   336      $ 40,710     100.0%
                               =======    =======     =====     ========     ========   =====     =======      ========     =====

                          [RESTUBBED FROM TABLE ABOVE]


                                                        June 30,
                           ------------------------------------------------------------------
                                        1993                              1992
                           ------------------------------   ------------------------------------
                                                  Percent                            Percent
                                                 of Loans                           of Loans
                                        Loan      in Each                  Loan      in Each
                           Amount of   Amounts   Category    Amount of    Amounts   Category
                           Loan Loss     by      to Total    Loan Loss      by      to Total
                           Allowance  Category     Loans     Allowance   Category     Loans
                           ---------  ---------  --------   ----------  --------    ---------


One- to four-family........  $   276   $ 41,635    95.6%      $   216   $ 43,193      95.2%
Multi-family...............      ---        460     1.1           ---        469       1.0
Commercial.................      ---        562     1.3           ---        590       1.3
Construction...............      ---        180      .4           ---        272        .6
Other......................      ---        715     1.6           ---        867       1.9
                            --------   --------   ------     --------    -------     -----
    Total.................. $    276   $ 43,552   100.0%     $    216    $45,391     100.0%
                            ========   ========   =====      ========    =======     =====

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                                Year Ended June 30,
                                                          ---------------------------------------------------------------
                                                             1996         1995          1994         1993          1992
                                                          -----------   ----------   ---------     --------      --------
                                                                            (Dollars in Thousands)

Balance at beginning of period.......................         $ 474        $ 336        $  276       $  216        $  156

Charge-offs:
  One- to four-family................................           ---         (22)           ---          ---           ---

Provision for loan losses............................            45          160            60           60            60
                                                           --------       ------       -------      -------        ------
Balance at end of period.............................       $   519        $ 474        $  336       $  276        $  216
                                                            =======        =====        ======       ======        ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period.........          ---%         0.1%          ---%         ---%          ---%
                                                              ====        =====       =======      =======       =======

Ratio of net charge-offs during the period to
 average non-performing assets.......................          ---%         1.2%          ---%         ---%          ---%
                                                              ====        =====        ======       ======        ======


         The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in the loan portfolio. The allowance is established as an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Management's evaluation of the adequacy of the allowance takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Investment Activities

         The Bank utilizes mortgage-backed and other debt securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, management considers, among other things, the Bank's yield and interest rate objectives, its interest rate risk and credit risk position and its liquidity and cash flow. All investments are ratified by the Bank's Board of Directors or Executive Committee.

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -

Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 and "Regulation - Liquidity."

         Other Debt Securities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain savings certificates of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         To date, the Bank's investment strategy has been directed toward high-quality assets (primarily U.S. government and agency obligations) with short and intermediate terms (ten years or less) to maturity and liquidity investments. At June 30, 1996, the Bank did not own any other debt securities of a single issuer which exceeded 10% of the Bank's equity, other than U.S. government or federal agency obligations.

         The following table sets forth the composition of the Bank's other debt securities and other investments at the dates indicated.



                                                                                          June 30,
                                                      --------------------------------------------------------------------------
                                                                 1996                       1995                       1994
                                                      -----------------------  -----------------------  ------------------------
                                                        Amortized      % of    Amortized      % of        Amortized       % of
                                                          Cost         Total     Cost         Total         Cost          Total
                                                                                   (Dollars in Thousands)

Other debt securities:
  Held to maturity...................................   $10,979        74.2%     $5,474        62.3%     $     ---         ---%
  Available for sale(1)..............................     2,500        16.9       1,998        22.7            ---         ---
  Held for investment................................       ---       ---           ---       ---            9,463        88.2
FHLB stock...........................................     1,319         8.9       1,319        15.0          1,264        11.8
                                                       --------                  ------        ----        -------       -----
     Total other debt securities
      and FHLB stock.................................   $14,798       100.0%     $8,791       100.0%       $10,727       100.0%
                                                        =======       =====      ======       =====        =======       =====
Average remaining life of other debt securities......    79 mo.                  63 mo.                     67 mo.


Interest-bearing deposits with banks.................   $16,300       100.0%     $3,300       100.0%      $    ---        ---.%
                                                        =======       =====      ======       =====       ========       ====

- -------------
(1) The fair value of available-for-sale securities at June 30, 1996 and 1995 was $2.5 million and $2.0 million, respectively.


         Mortgage-Backed Securities. In order to supplement loan production and achieve its asset/liability management goals, the Bank invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds. Reflecting its policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, the Bank's mortgage-backed securities portfolio at June 30, 1996 was comprised of (i) greater than $55.0 million of securities with remaining contractual maturities of five years or less and (ii) $41.9 million of adjustable-rate mortgage-backed securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13. At June 30, 1996, the Bank did not have any mortgage-backed securities of a single issuer where the total amount of securities of such issues held exceeded 10% of equity except for Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") issues, amounting to $7.1 million, $64.4 million and $36.2 million, respectively.

         In addition to its conventional mortgage-backed securities, the Bank invests in Collateralized Mortgage Obligations ("CMOs"). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs could be shorter than the contractual maturities as shown on the table on page 23. Although a significant proportion of the Bank's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs are subject to change.

         The Bank invests in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Bank has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because the Bank's CMOs are purchased as an alternative to mortgage loans and because the Bank has the ability and intent to hold such securities to maturity, all such securities are classified as held-to-maturity. At June 30, 1996, the Bank held CMOs with a carrying value of $10.4 million, substantially all of which were of expected short and intermediate duration.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. As of June 30, 1996, the Bank had no high risk securities.

         The market values of a significant portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time significantly lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See
Note 2 of the Notes to Consolidated Financial Statements.

         In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Bank's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments. See "Business - Mortgage-backed Securities."

         The following table sets forth the composition of the Bank's security portfolio at the dates indicated.


                                                                         June 30,
                                          -------------------------------------------------------------------------
                                                     1996                      1995                      1994
                                          -----------------------   ----------------------     --------------------
                                           Amortized       Fair      Amortized       Fair       Amortized      Fair
                                             Cost         Value        Cost         Value         Cost        Value
                                                                      (In Thousands)
Held-to-Maturity:
Mortgage-backed securities:
  GNMA................................      $ 36,240     $ 35,937     $ 19,190    $ 19,400       $ 18,905   $ 18,559
  FNMA................................         7,096        6,956        3,135       3,154          3,549      3,518
  FHLMC...............................        64,437       64,221       64,597      64,719         67,779     66,147
  CMOs................................        10,448       10,261       13,025      12,985         14,270     13,905
                                            --------     --------     --------    --------       --------   --------
                                             118,221      117,375       99,947     100,258        104,503    102,129
U.S. Agency and other debt
  securities..........................        10,979       10,714        5,474       5,401          9,463      9,120
                                            --------     --------     --------    --------       --------   --------
   Total held-to-maturity.............       129,200      128,089      105,421     105,659        113,966    111,249

Available-for-sale:
U.S. Agency and other debt
  securities..........................         2,500        2,459        1,998       1,976            ---        ---
                                            --------     --------     --------    --------       --------   --------
  Total securities....................      $131,700     $130,548     $107,419    $107,635       $113,966   $111,249
                                            ========     ========     ========    ========       ========   ========

         The following table presents mortgage-backed securities purchase, sale and repayment activities of the Bank for the periods indicated.


                                                    Year Ended June 30,
                                              1996         1995          1994
                                             -------    ---------     --------
                                                    (In Thousands)

Purchases:
  Adjustable-rate(1).....................    $20,475     $ 2,982       $ 3,944
  Fixed-rate.............................     17,747       4,017        27,943
  CMOs ..................................        ---         ---         1,000
                                             -------     -------       -------
         Total purchases.................     38,222       6,999        32,887
                                             -------     -------       -------

Principal repayments.....................    (20,087)    (11,641)      (23,942)
                                             -------     -------       -------

  Net increase (decrease)................    $18,135     $(4,642)      $  8,945
                                             =======     =======       ========

- ---------------
(1)  Consists of pass-through securities.


         The following table sets forth the contractual maturities and weighted average yields of the Company's security portfolio at June 30, 1996. These securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of the Bank's CMOs, the Bank's short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. The amounts set forth below represent principal balances only and do not include premiums, discounts and market value adjustments.



                                                                   Due in
                                        ----------------------------------------------------------------
                                                         More than
                                          Less than      1 year to          More than 5       More than
                                           1 year         5 years        years to 10 years     10 years           Total
                                        -------------- ----------     -----------------  --------------- -----------

Mortgage-backed securities:
  GNMA...............................       $    ---      $      74           $     414          $35,742         $ 36,230
  FNMA...............................            ---          4,531                 ---            2,569            7,100
  FHLMC..............................          1,189         48,653               6,994            8,278           65,114
  CMOs...............................            ---          1,000               2,601            6,904           10,505
                                            --------       --------            --------         --------        ---------
     Total...........................       $  1,189        $54,258             $10,009          $53,493         $118,949
                                            ========        =======             =======          =======         ========
     Weighted average yield..........          6.50%          5.98%               6.77%            6.31%            6.20%

U.S. Agency and other debt
 securities..........................      $   1,500        $ 5,000             $ 5,000          $ 2,000          $13,500
                                           =========        =======             =======          =======          =======
     Weighted average yield..........          6.49%          5.55%               6.79%            7.89%            6.46%

         The Bank's holdings of mortgage-backed securities have increased in recent years as a result of increased competition for mortgage loans and the Bank's increased focus on its asset liability management. Since federal agency mortgage-backed securities carry a yield generally lower than that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Bank's other debt securities also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), if the proportion of the Bank's assets consisting of mortgage-backed and other debt securities increases, the Bank's asset yields would likely be somewhat adversely affected. The Bank will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

Sources of Funds

         General. The Bank's primary sources of funds are depositor accounts, payments (including prepayments) of loan principal, interest and dividends earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Depositor accounts. First Federal offers a variety of depositor accounts having a wide range of interest rates and terms. The Bank's depositor accounts consist of regular savings and club accounts, money market and NOW accounts and savings certificates. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these depositor accounts.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its depositor accounts in keeping with its asset/liability management, profitability and growth objectives.

         Based on its experience, the Bank believes that a substantial portion of its regular savings and club accounts, money market and NOW accounts are relatively stable sources of depositor accounts and has used customer service and marketing initiatives in an effort to maintain and increase the volume of such depositor accounts. However, the ability of the Bank to attract and maintain these accounts (as well as savings certificates) has been and will be affected by competition and market conditions. In particular, the Bank believes that it would be very difficult to increase rapidly the "core" portion of its regular savings and club, money market and NOW accounts. During fiscal 1996, the Bank experienced a slight decline in the balance of non-savings certificates (much of which is believed to have transferred into savings certificates) as a result of interest rate increases on alternate investments. In the future, the Bank will continue to stress, subject to market conditions, non-savings certificates.

         The following table sets forth the dollar amount of depositor accounts in the various types of savings programs offered by the Bank as of the dates indicated.


                                                                             June 30,
                                             --------------------------------------------------------------------------
                                                    1996                      1995                        1994
                                             ---------------------     --------------------     -----------------------
                                                       Average                 Average                   Average
                                                Amount        Rate       Amount        Rate        Amount         Rate
                                                                       (Dollars in Thousands)

Money Market/NOW .........................    $ 12,090        2.45%     $ 12,914        2.45%       $ 16,263       2.45%
Regular Savings...........................      57,664        3.00        64,142        3.00          84,067       3.00
Club accounts.............................         725        3.00           733        3.00             751       3.00
                                              --------                  --------                    --------
                                                70,479        2.91        77,789        2.91         101,081       2.91
                                              --------                  --------                    --------
Savings Certificates by remaining
 period to maturity:
   Less than 1 year.......................      48,026        5.38        39,012        5.56          23,573       3.41
   More than 1 year to 3 years............       5,464        5.54         8,391        6.35           4,731       4.81
   More than 3 years......................       4,335        6.94         5,741        6.40           4,506       5.45
                                              --------                  --------                    --------
                                                57,825        5.51        53,144        5.77          32,810       3.89
                                              --------                  --------                    --------
Total.....................................    $128,304        4.08%     $130,933        4.07%       $133,891       3.15%
                                              ========                  ========                    ========


         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                 Year Ended June 30,
                                          1996           1995           1994
                                      ---------       ---------      ---------
                                               (Dollars in Thousands)

Opening balance.....................   $130,933        $133,891       $129,584
Deposits(1).........................    107,874         119,213        110,392
Withdrawals(1)......................    115,005         126,115        109,586
Interest credited...................      4,502           3,944          3,501
                                       --------        --------      ---------

Ending balance......................   $128,304        $130,933       $133,891
                                       ========        ========       ========

Net increase (decrease).............   $ (2,629)       $ (2,958)      $  4,307
                                       ========        ========       =========

Percent increase (decrease).........       (2.0)%          (2.2)%          3.3%
                                           ====            ====            ===
- ------------
(1)  Includes transfers of funds within the Bank

         The following table sets forth additional information about the Bank's savings certificates greater than $100,000 by remaining period to maturity as of June 30, 1996.


                                                                    Weighted
                                                     Amount       Average Rate

Within three months..............................    $2,179          5.35%
After 3 but within 6 months......................     2,215          5.25
After 6 but within 12 months.....................     1,644          5.26
After 12 months..................................     1,227          6.65
                                                     ------
  Total..........................................    $7,265          5.52%
                                                     ======

         For additional information regarding the composition of the Bank's depositor accounts, see Note 5 of the Notes to Consolidated Financial Statements.

         Borrowings. First Federal's other available sources of funds include advances from the FHLB of New York and other borrowings. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. See Note 9 of the Notes to Consolidated Financial Statements.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated. The Bank had no other outstanding borrowings during the periods shown.


                                                  Year Ended June 30,
                                           ----------------------------------
                                             1996          1995         1994
                                           -------       -------       ------
                                                    (In Thousands)
Maximum Balance:
  FHLB advances.........................    $15,500        $7,500       $4,000

Average Balance:
  FHLB advances.........................    $   150        $2,454       $1,169


         The Bank has used advances from time to time to provide funds for investment opportunities and to fund deposit outflows. The Bank may also use advances to extend the maturity of its liabilities if deemed appropriate in connection with its asset/liability management efforts.

Service Corporations

         As a federally chartered savings and loan association, First Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At June 30, 1996 First Federal had no service corporations.

Employees

         At June 30, 1996, the Bank had a total of 22 full-time and 2 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Regulation

         General. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government.

Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. First Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two deposit funds administered by the FDIC, and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of June 30, 1996. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended June 30, 1996 was approximately $47,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. First Federal is in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1996, First Federal's lending limit under this restriction was $6.5 million. First Federal is in compliance with the loans-to-one borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to
 .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000. The SAIF rates, however, were not adjusted. As a result of these revisions, BIF members will generally pay lower premiums.

         The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

         The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF insured institutions to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. In order to eliminate this disparity, a number of proposals to recapitalize the SAIF have been recently considered by the United States Congress. The plan under current consideration provides for a one-time assessment anticipated to be approximately
 .66%, to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the FICO bond interest on a pro rata basis together with SAIF premiums. If the proposed assessment of 0.66% was effected, the Bank's special assessment would amount to approximately $880,000, before taxes. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998. There can be no assurance that any particular proposal will be enacted or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action.

         Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1996, First Federal had no intangible assets which were required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At June 30, 1996, First Federal had tangible capital of $43.1 million, or 24.7% of adjusted total assets, which is approximately $40.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1996, First Federal had no intangibles which were subject to these tests.

         At June 30, 1996, First Federal had core capital equal to $43.1 million, or 24.7% of adjusted total assets, which is $37.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1996, First Federal had $519,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1996, First Federal had total capital of $43.6 million (including $43.1 million in core capital and $519,000 in qualifying supplementary capital) and risk-weighted assets of $41.8 million; or total capital of 104.4% of risk-weighted assets. This amount was $40.3 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on First Federal's operations and profitability. Holding Company stockholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company of those persons purchasing shares in the Conversion.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1996, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 49.5% and a short-term liquid assets ratio of 3.05%

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1996, First Federal met the test and has always met the test since its effective date.

         Any savings association that fails to meet the QTL test must convert to a national bank charter unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in October 1993 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Holding Company and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If First Federal fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1996, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         First Federal is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the

Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 1996, First Federal had $1.3 million in FHLB stock, which was in compliance with this requirement.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).


         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1996, the 6% limitation did not restrict the percentage bad debt deduction available to the Bank. However, in taxable years 1995 and 1994 the Bank met the 12% limitation.

         In August 1996, Federal legislation was enacted that repeals the percentage of taxable income method used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts (generally, those with less than $500 million in total assets), such as the Bank, must recapture that portion of their federal tax bad debt reserve that exceeds the amount that could have been taken under the experience method for post 1987 tax years. Recapture will occur over a six year period, the commencement of which may be delayed until the first taxable year beginning after December 31, 1997, provided that the Bank meets certain residential lending requirements. The Bank had previously established a deferred tax liability for its post 1987 federal tax bad debt reserves and therefore, there will be no financial statement impact as a result of their rcapture (i.e. the deferred tax liability will be ratably shifted from a deferred liability to a current liability).

         The Bank's pre 1987 tax bad debt reserves are "frozen" and not subject to current recapture. Generally, recapture of all or a portion of the Bank's pre 1987 reserves will be required if the Bank pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Bank has not established a deferred federal tax liability under FAS 109 for its pre-1987 tax bad debt reserves as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The Bank's pre-1987 federal tax bad debt reserve is approximately $4.9 million.

         The legislation also requires small thrifts, including the Bank, to account for bad debts for federal income tax purposes on the same basis as small commercial banks (generally, those with less than $500 million in total assets) for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Bank has been audited by the IRS with respect to federal income tax returns through December 31, 1993. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

         New York Taxation. The Bank is subject to New York state taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. In addition, New York also imposes a general surtax on the applicable tax described above. The surtax is scheduled to be reduced to 2.5% for taxable years ending after June 30, 1996 and before July 1, 1997. The surtax is scheduled to expire for taxable years thereafter. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward). In addition, New York also imposes a Metropolitan Commuter Transportation District surcharge of 17% that is assessed on the New York State Franchise Tax (before general surtax).

         In August 1996, New York state enacted legislation to preserve the use of the percentage of taxable income bad debt deduction used by thrifts such as the Bank. In general, the legislation provides for a deduction equal to 32% of the Bank's New York state taxable income. It also provides for a floating base year, which will allow the Bank to switch from the percentage of taxable income to the experience method without recapture of any reserve. Previously, the Bank had established a deferred New York state tax liability of approximately $238,000 for the excess its New York state tax bad debt reserve over the amount of its base year New York state reserve. Accordingly, the Bank will reverse such New York State liability as a reduction of state income tax expense in the quarter ending September 30, 1996, which includes the date of enactment.

         Generally, New York state has requirements similar to federal requirements regarding the recapture of base year tax bad debt reserves. One notable exception is that New York continues to require that at least 60% of the Bank's assets consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Bank expects to continue to meet the 60% requirement and does not anticipate engaging in any of the transactions which would require recapture of such base year reserves, accordingly under FAS 109, it has not provided any deferred tax liability on them. At December 31, 1995, the Bank's floating New York State base year reserves were approximately $8.2 million.

         Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.  Description of Properties

         Peekskill conducts its business at its main office and two other locations in its market area. The following table sets forth information concerning each of Peekskill's offices as of June 30, 1996. At June 30, 1996, the total net book value of Peekskill's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $184,000.


                                      Year      Owned or    Net Book Value at
             Location               Acquired     Leased       June 30, 1996
- --------------------------------    --------    --------    -----------------

Main Office:
1019 Park Street                      1959       Owned           $184,000
Peekskill, New York

Full Service Branches:
1961 Commerce Street                  1977       Lease                ---
Yorktown Heights, New York

Westchester Mall, Rte. 6              1973       Lease                ---
Mohegan Lake, New York

         The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Company.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company.

Item 3.  Legal Proceedings

         From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1996.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Pages 31 and 32 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Selected Consolidated Financial Data

         Page 1 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 3 through 10 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                           Pages in
                                                                                                            Annual
Annual Report Section                                                                                       Report

Report of Independent Auditors...........................................................................       11

Consolidated Balance Sheets as of June 30, 1996 and 1995.................................................       12

Consolidated Statements of Income for the Years
  Ended June 30, 1996, 1995 and 1994.....................................................................       13

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended June 30, 1996, 1995 and 1994...............................................................       14

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1996, 1995 and 1994.....................................................................       15

Notes to Consolidated Financial Statements...............................................................    16-30

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1996, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Directors

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

                                                                                                  Sequential Page
                                                                                                   Number Where
                                                                              Reference to       Attached Exhibits
    Regulation                                                              Prior Filing or       Are Located in
   S-K Exhibit                                                               Exhibit Number       This Form 10-K
      Number                              Document                           Attached Hereto          Report
  -------------   -----------------------------------------------------     -----------------   --------------------
        2         Plan of acquisition, reorganization, arrangement,               None            Not applicable
                  liquidation or succession
       3(a)       Articles of Incorporation                                        *              Not applicable
       3(b)       By-Laws                                                          *              Not applicable
        4         Instruments defining the rights of security holders,             *              Not applicable
                  including debentures
        9         Voting Trust Agreement                                          None            Not applicable
        10        Material contracts
                    Savings and Investment Plan                                    *              Not applicable
                    Retirement Income Plan                                         *              Not applicable
                    Form of 1995 Stock Option and Incentive Plan                   *              Not applicable
                    Employment Agreements of Eldorus Maynard and                   *              Not applicable
                     William J. LaCalamito                                                        Not applicable
                    Supplemental Executive Retirement Agreements of
                     Eldorus Maynard and William LaCalamito                        **             Not applicable
                    Form of Recognition and Retention Plan                         **
                    Employee Stock Ownership Plan                                  **
        11        Statement regarding computation of per share                    None            Not applicable
                  earnings
        13        Annual Report to Security Holders                                13                 Page __
        16        Letter regarding change in certifying accountants               None            Not applicable
        18        Letter regarding change in accounting principles                None            Not applicable
        21        Subsidiaries of Registrant                                       21                 Page __
        22        Published report regarding matters submitted to vote            None            Not applicable
                  of security holders
        23        Consents of Experts and Counsel                                 None            Not applicable
        24        Power of Attorney                                               None            Not applicable
        27        Financial Data Schedule
        28        Information from reports furnished to state insurance           None            Not applicable
                  regulatory authorities
        99        Additional Exhibits                                             None            Not applicable


- ----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on October 3, 1995 (File No. 33- 97730) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Amendment No. 1 to Form S-1 registration statement filed on November 8, 1995 (File No. 33-97730) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

b)       Reports on Form 8-K

         During the quarter ended June 30, 1996, one current report on Form 8-K was filed by the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEEKSKILL FINANCIAL CORPORATON


                                   By:  /s/ Eldorus Maynard
                                        ----------------------------------------
                                        Eldorus Maynard, Chief Executive Officer
                                         and Chairman of the Board
                                        (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Dominick Bertoline               /s/ Eldorus Maynard
- ----------------------------         -------------------------------------------
Dominick Bertoline, Director         Eldorus Maynard, Chief Executive
                                     Officer, and Chairman of the Board
Date: September 26, 1996             (Principal Executive and Operating Officer)
      ----------------------
                                     Date:  September 26, 1996
                                            ----------------------
/s/ Edward H. Dwyer                  /s/ John Patrick Fay
- ----------------------------         -------------------------------------------
Edward H. Dwyer, Director            John Patrick Fay, Director

Date: September 26, 1996
      ----------------------
                                     Date:  September 26, 1996
                                            ----------------------
/s/ Robert E. Flower                 /s/ William J. LaCalamito
- ----------------------------         -------------------------------------------
Robert E. Flower, Director           William J. LaCalamito, President,
                                     Chief Operating Officer and Secretary
Date: September 26, 1996             (Principal Financial and Accounting
      ----------------------            Officer)

                                     Date:  September 26, 1996
                                            ----------------------