Form 10-Q
period 1996-09-30
PEEKSKILL FINANCIAL CORP
filed 1996-11-14
CIK 1001802

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549


   [ x ]   Quarterly Report pursuant to Section 13 or 15 (d)
           Of The Securities Exchange Act of 1934


   [   ]   For the Three Months Ended September 30, 1996:

                         Commission File Number 0-27178

                         Peekskill Financial Corporation
           (Exact name of the registrant as specified in its charter)

         Delaware                                    13-3858258
(State of incorporation)             (I.R.S. Employer Identification Number)

                   1019 Park Street, Peekskill, New York 10566
                    (Address of principal executive offices)

                                 (914) 737-2777

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes       x                                 No
            ---------------                             ---------------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

       Class:                          SHARES OUTSTANDING at October 31, 1996
       -----                           --------------------------------------

  Common Stock, $.01 par value                       3,819,5633

                         Peekskill Financial Corporation

                                    Form 10-Q

                      Three Months Ended September 30, 1996

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                            Page

     Condensed Consolidated Balance Sheets at September 30, 1996
         and June 30, 1996                                                             3

     Condensed Consolidated Statements of Income for the three months
         ended September 30, 1996 and 1995                                             4
     Condensed Consolidated Statements of Cash Flows for the three months
         ended September 30, 1996 and 1995                                             5

     Notes to Unaudited Condensed Consolidated Interim Financial Statements            6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                       7
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Part II - Other Information

Other Information                                                                     13

Signatures                                                                            15


Part I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
             (In thousands, except for share and per share amounts)


                                                                 Balance at            Balance at
                                                             September 30, 1996      June 30, 1996
                                                             ------------------      -------------
                                                                (unaudited)
Assets:
Cash on hand and in banks................................         $     789            $   1,020
Interest-bearing deposits................................            11,400               16,300
Securities:
  Held-to-maturity (fair value of $124,881 at
  September 30, 1996 and $128,089 at June 30, 1996)......           125,550              129,200
  Available-for-sale, at fair value......................             2,487                2,459
                                                                    -------              -------
    Total securities.....................................           128,037              131,659
                                                                    -------              -------

Loans, net:
  Loans..................................................            43,495               40,076
  Allowance for loan losses..............................              (617)                (519)
                                                                    -------              -------
    Total loans, net.....................................            42,878               39,557

Federal Home Loan Bank stock.............................             1,310                1,319
Accrued interest receivable..............................             1,016                1,111
Deferred income taxes....................................               614                  ---
Other assets.............................................               466                  357
                                                                    -------              -------
  Total assets...........................................          $186,510             $191,323
                                                                   ========             ========

Liabilities and stockholders' equity:
Liabilities:
  Depositor accounts.....................................          $128,804             $128,304
  Mortgage escrow deposits...............................             1,161                2,031
  Deferred income taxes..................................               ---                   70
  Other liabilities......................................             1,595                1,144
                                                                    -------              -------
    Total liabilities....................................           131,560              134,549
                                                                    -------              -------

Stockholders' equity: (Note 2)
Preferred stock (par value $0.01 per share; 100,000
shares authorized; none issued or outstanding)...........               ---                  ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 issued and 3,819,563
  outstanding at September 30, 1996).....................                41                   41
Additional paid-in capital...............................            39,982               39,972
Unallocated common stock held by ESOP....................            (3,157)              (3,198)
Common stock held by RRP.................................            (1,358)                 ---
Treasury stock...........................................            (3,451)                 ---
Retained earnings-substantially restricted...............            22,901               22,984
Net unrealized loss on securities available for sale.....                (8)                 (25)
                                                                    -------              -------
   Total stockholders' equity............................            54,950               59,774
                                                                    -------              -------

    Total liabilities and stockholders' equity...........          $186,510             $191,323
                                                                   ========             ========

                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (In thousands, except for per share amounts)


                                                         For the Three Months
                                                          Ended September 30,
                                                       1996             1995
                                                       ----             ----
Interest and dividend income:
 Loans..................................           $    770          $    862
 Securities.............................              2,069             1,733
 Interest-bearing deposits and other....                217                92
                                                   --------          --------
  Total interest and dividend income....              3,056             2,687
                                                   --------          --------

Interest expense:
 Depositor accounts and escrow..........              1,322             1,365
                                                   --------          --------

  Net interest income...................              1,734             1,322

Provision for loan losses ..............                 98                15
                                                   --------          --------

  Net interest income after provision
      for loan losses..........                       1,636             1,307
                                                   --------          --------

Non-interest income.....................                 60                80

Non-interest expense:
  Compensation and benefits.............                424               317
  Federal deposit insurance premiums....                974                90
  Occupancy costs.......................                 86                79
  Computer service fees.................                 42                47
  Safekeeping and custodial expenses....                 23                21
  Other operating expenses..............                171                86
                                                   --------          --------
    Total non-interest expense..........              1,720               640
                                                   --------          --------

  (Loss) income before income tax
    (benefit) expense and cumulative
    effect of change in accounting
     principle ........................                (24)               747
Income tax (benefit) expense............              (233)               285
                                                   --------          --------

  Income before cumulative effect of
    change in accounting principle......                209               462

Cumulative effect of change in
  accounting principle..................                ---              (59)
                                                   --------          --------

  Net income............................            $   209           $   403
                                                    =======           =======
  Earnings per share (Note 3)...........            $  0.06               N/A
                                                    =======

                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        For the Three Months Ended
                                                                               September 30,
                                                                            1996            1995
                                                                          -------          -------
Cash flows from operating activities:
  Net income.................................................             $   209          $   403
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle......                 ---               59
    Provision for loan losses................................                  98               15
    ESOP expense.............................................                  51              ---
    RRP expense..............................................                  72              ---
    Net amortization and accretion of deferred fees,
    discounts and premiums...................................                (12)             (31)
    Depreciation and amortization expense....................                  17               17
    Net decrease in accrued interest receivable..............                  95                4
    Net increase in other assets.............................               (125)             (10)
    Change in deferred taxes.................................               (684)             (23)
    Net increase (decrease) in other liabilities.............                 953             (12)
                                                                          -------          -------
      Net cash provided by operating activities..............                 674              422
                                                                          -------          -------

Cash flows from investing activities:
  Purchase of securities:
    Held-to-maturity.........................................               (934)          (8,360)
    Available-for-sale.......................................                 ---            (500)
  Proceeds from principal payments, maturities and calls of
    securities held-to-maturity..............................               4,584            4,103
  Redemption of FHLB stock...................................                   9              ---
  Principal collections on loans, net of originations........             (3,419)              768
                                                                          -------          -------
     Net cash provided by (used in) investing activities.....                240           (3,989)
                                                                          -------          -------

Cash flows from financing activities:
  Net increase in depositor accounts.........................                 500              285
  Net decrease in mortgage escrow deposits...................               (870)          (1,065)
  Proceeds from Federal Home Loan Bank advances..............                 ---            2,000
  Repayments of Federal Home Loan Bank advances..............               (500)          (2,000)
  Dividends paid.............................................               (292)              ---
  Purchase of treasury stock.................................             (3,451)              ---
  Common stock purchased by RRP..............................             (1,430)              ---
                                                                          -------          -------
     Net cash used in financing activities...................             (6,045)            (780)
                                                                          -------          -------

Net decrease in cash and cash equivalents....................             (5,131)          (4,347)
Cash and cash equivalents at beginning of period.............              17,320            4,681
                                                                          -------          -------
Cash and cash equivalents at end of period...................             $12,189         $    334
                                                                          =======         ========

Supplemental disclosures:
  Interest paid..............................................             $ 1,358          $ 1,356
  Income taxes paid..........................................                 445              349


                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                 PEEKSKILL FINANCIAL CORPORATION AND SUBSIDIARY

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:  Presentation of Financial Information

         Peekskill Financial Corporation (the "Holding Company") was incorporated in September 1995 and on December 29, 1995 became the holding company for First Federal Savings Bank (the "Bank") upon the completion of the Conversion of the Bank from a mutual savings bank to a stock savings bank (the "Conversion"). The Holding Company and the Bank (collectively, the "Company") are located in Peekskill, New York and the Holding Company's principal business, subsequent to the Conversion, is the operation of its wholly-owned subsidiary, the Bank. Prior to the Conversion, the Holding Company had no operations other than those of an organizational nature. Accordingly, all financial and other information for periods prior to the Conversion, as set forth herein, refer to the Bank.

         The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1996 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1996, are not necessarily indicative of results that may be expected for the entire year ended June 30, 1997.

         The unaudited consolidated interim financial statements include the accounts of the Holding Company and its wholly owned subsidiary, the Bank.

NOTE 2.  Stockholders' Equity

         Concurrent with the Conversion, on December 29, 1995 the Holding Company sold 4,099,750 shares of its common stock in a subscription and community offering at a price of $10 per share, for gross proceeds of $41.0 million. The Holding Company used $20.5 million of the proceeds to acquire all of the common stock issued by the Bank in the Conversion. The remaining proceeds were retained by the Holding Company. In accordance with the Plan of Conversion, the Holding Company and the Bank shared the costs of the Conversion which totaled $1.0 million. On a consolidated basis, the net offering proceeds were $40.0 million which resulted in an increase in stockholders' equity of $36.7 million after deducting shares purchased by the Employee Stock Ownership Plan ("ESOP").

         On July 16, 1996, the Company purchased 4% (163,990 shares) of its outstanding common stock for the purpose of funding its Recognition and Retention Plan ("RRP"). Of the 163,990 shares, 44,200 have not been granted to employees or directors and therefore are classified as treasury stock. In the future these shares can be used for RRP grants to employees or directors.

         On July 29, 1996 the Company received approval from the OTS to repruchase up to 5% of its outstanding common stock. The Company completed the repurchase of 204,987 shares between July 31, 1996 and August 15, 1996 for $2.5 million. In addition, on September 4, 1996 the Company received approval from the OTS to repurchase an additional 5% of its outstanding common stock.

Note 3.  Earnings Per Share

         Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period after the Conversion (3,620,200 shares for the quarter ended September 30, 1996). For purposes of determining the weighted average number of common shares outstanding, ESOP shares committed to be released to participants as of the date of the financial statements have been considered outstanding. ESOP shares that have not been committed to be released have not been considered outstanding in computing earnings per share.

Part I.  FINANCIAL INFORMATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Comparison Of Financial Condition At September 30, 1996 and June 30, 1996

         Total assets at September 30, 1996 decreased $4.8 million from $191.3 million at June 30, 1996 to $186.5 million at September 30, 1996. This decrease was caused primarily by the Company using $4.9 million of interest-bearing deposits to repurchase its common stock. The Company has shifted funds received from repayments on the securities portfolio, which decreased $3.6 million from June 30, 1996 to September 30, 1996, into the loan portfolio, which increased $3.4 million for the same period. Depositor accounts increased $500,000 from $128.3 million at June 30, 1996 to $128.8 million at September 30, 1996.

         Total non-performing assets increased $1.1 million from $1.3 million at June 30, 1996 to $2.4 million at September 30, 1996. The increase was caused by the FDIC disputing its obligation to pass through principal and interest payments to the Bank on participation loans with a principal balance of $1.1 million whether or not the same is collected by the FDIC from the borrower (the "TASCO Loans"). The FDIC ceased passing through any payments on these loans until a settlement is resolved. Settlement negotiations between the two parties are proceeding; however, no guarantee can be given as to when a settlement may be reached. As a result, the required principal and interest payments on the Bank's investment were over 90 days delinquent at September 30, 1996. As of this date no resolution of this matter has been reached and no assurance can be made as to whether and when payments under the TASCO Loans will resume. The Company placed the TASCO Loans on non-accrual status during the first quarter. There are no other loans on non-accrual. The ratio of non-performing assets to total assets increased to 1.3% at September 30, 1996 from 0.65% at June 30, 1996. The allowance for loan losses increased $98,000 from $519,000 at June 30, 1996 to $617,000 at September 30, 1996. The ratio of allowance for loan losses to non-performing assets decreased to 25.21% at September 30, 1996 from 41.45% at June 30, 1996.

         Stockholders' equity decreased $4.9 million from $59.8 million at June 30, 1996 to $54.9 million at September 30, 1996. This decrease was caused by the Company purchasing $3.5 million of treasury stock and $1.4 million of common stock to fund the Company's Recognition and Retention Plan ("RRP"). During the quarter the Company paid dividends of $292,000, partially offset by net income of $209,000. Equity as a percent of assets decreased to 29.5% at September 30, 1996 from 31.2% at June 30, 1996. Book value per share decreased from $14.58 at June 30, 1996 to $14.39 at September 30, 1996, due primarily to the stock purchased to fund the Company's RRP.

Comparison Of Operating Results For The Three Months
Ended September 30, 1996 and 1995

         Net income for the quarter ended September 30, 1996 was $209,000 (or $0.06 per common share) compared with $403,000 for the comparable period last year, a decrease of $194,000. The decrease was caused primarily by a one-time federal deposit insurance assessment imposed by Congress to recapitalize the Savings Association Insurance Fund ("SAIF") of $884,000, $520,000 net of taxes, and an increase in the provision for loan losses of $83,000. These factors were partially offset by the Bank recording a $238,000 reduction to New York State tax expense, net of federal taxes, for the quarter ended September 30, 1996 due to a change in the New York State tax law in August 1996.

         Net interest income for the quarter ended September 30, 1996 increased $412,000, compared with the same period in the prior year. The increase was caused by a $31.1 million increase in average net earning assets, due primarily to proceeds received from the Conversion, partially offset by a 32 basis point decrease in the net interest rate spread. The decrease in the net interest rate spread was due in part to a reduction in loan interest income of $67,000 for participation loans serviced by the FDIC for which it is demanding reimbursement of interest payments previously made, but not collected by them on the participation certificates. As discussed above, these participation loans have been placed on non-accrual status during the first quarter of fiscal 1997.

         The provision for loan losses was $98,000 and $15,000, respectively, for the quarter ended September 30, 1996 and 1995, respectively. The increase of $83,000 was provided for the TASCO Loans, for which the FDIC is disputing its obligation under the applicable agreements to pass through principal and interest payments on the loans whether or not the same is collected from the borrowers. Management continues to evaluate the adequacy of the allowance for loan losses based on the local economic and real estate markets and the levels of non-performing loans.

         Non-interest income decreased $20,000 for the quarter ended September 30, 1996, compared to the year ago period. This decrease was primarily caused by decreases in late fees on loans and service charges.

         Non-interest expense increased $1.1 million for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The increase for the quarter was due to the following: an $884,000 charge for the Federal deposit insurance expense explained above, $72,000 and $51,000 of expenses relating to the RRP and Employee Stock Ownership Plan, respectively, and approximately $85,000 of additional expenses related to advertising expenses and the increased costs associated with being a public company.

         The ratio of non-interest expense to average assets, on an annual basis, increased from 1.63% for the quarter ended September 30, 1995 to 3.66% for the same period in the current year. Excluding the $884,000 charge discussed above the ratio for the quarter ended September 30, 1996 would have been 1.78%.

         The Company recognized an income tax benefit of $233,000 for the quarter ended September 30, 1996 versus an expense of $285,000 for the prior year's quarter. In the current year's quarter the Company recorded a New York State tax benefit, net of Federal taxes, of $238,000 relating to an amendment to the New York State tax law to prevent the recapture of the Bank's bad debt reserve. The remaining difference was caused by the Company having a loss before income taxes of $24,000 during the first quarter of fiscal 1997 versus income before taxes of $747,000 for the same period in the prior year.

The following table shows Peekskill Financial Corporation's average consolidated balances, interest income and expense, and average rates for the periods indicated.

                                                                                 Three Months Ended
                                                    ------------------------------------------------------------------------------
                                                               September 30, 1996                        September 30, 1995
                                                    -----------------------------------------   ----------------------------------
                                                       Average      Interest                       Average     Interest
                                                    Outstanding      Earned/                    Outstanding    Earned/
                                                      Balance         Paid         Yield/Rate     Balance       Paid    Yield/Rate
                                                    -----------     --------       ----------   -----------    -------  ----------

                                                                             (Dollars in Thousands)
Interest-Earning Assets:
 Loans..........................................      $ 41,237      $   770         7.47%       $ 39,994      $   862      8.62%
 Mortgage-backed securities(1)..................       116,187        1,853          6.38        102,998        1,614       6.27
 Other debt securities..........................        13,129          216          6.58          7,974          119       5.97
 Other interest-earning assets..................        16,010          217          5.42          4,518           92       8.15
                                                      --------      -------                     --------      -------
 Total interest-earning assets..................      $186,563        3,056          6.55       $155,484        2,687       6.91
                                                      ========      =======                     ========      =======

Interest-Bearing Liabilities:
 Regular savings and club accounts..............       $57,862          435          3.01       $ 63,060          473      3.00%
 Money market and NOW accounts..................        11,736           72          2.45         13,019           78       2.40
 Savings certificates...........................        58,722          815          5.55         55,092          814       5.91
                                                      --------      -------                     --------      -------
 Total interest-bearing liabilities.............      $128,320        1,322          4.12       $131,171        1,365       4.16
                                                      ========      =======                     ========      =======
Net interest income.............................                    $ 1,734                                   $ 1,322
                                                                    =======                                   =======
Net interest rate spread(2).....................                                    2.43%                                  2.75%
                                                                                    ====                                   ====
Net earning assets..............................      $ 58,243                                 $  24,313
                                                      ========                                 =========
Net yield on average interest-earning assets(3).                                    3.72%                                  3.40%
                                                                                    ====                                   ====
Average interest-earning assets to
 average interest-bearing liabilities...........         1.45x                                     1.19x
                                                         ====                                      ====

----------
(1)  Average balances calculated using amortized cost.
(2) Average rate on total interest-earning assets less average rate on total interest-bearing liabilities.
(3) Net interest income divided by total average interest-earning assets

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are depositor accounts from its market area, proceeds from principal and interest payments on loans, mortgage-backed and other debt securities and borrowings from the Federal Home Loan Bank of New York ("FHLB"). While maturities and scheduled amortization of loans, mortgage-backed and other debt securities are a predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Bank are the origination of mortgage loans and the purchase of securities and the primary financing activity of the Bank is the attraction of depositor accounts.

         The Bank maintains a line of credit with the FHLB for which the Bank has pledged certain securities as collateral. In addition, the Bank has the ability to borrow additional funds from the FHLB by pledging additional securities. Other sources of liquidity include the sale of securities in the available-for-sale portfolio. The Bank had no borrowings at September 30, 1996 and $500,000 at June 30, 1996.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of depositor accounts and short-term borrowings. The required minimum liquidity ratio is currently 5.0% and short-term liquidity ratio is 1%. The Bank's average daily liquidity ratio for the month of September 1996 was 49.01% and its short-term liquidity for the same month was 3.17%

         The Bank's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits in other financial institutions. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $5.1 million, from $17.3 million at June 30, 1996 to $12.2 million at September 30, 1996 reflecting the proceeds from the conversion, less amounts invested in mortgage-backed and other debt securities.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1996, the Bank had commitments to originate loans of $3.1 million. Savings certificates which are scheduled to mature in one year or less at September 30, 1996 totaled $49.8 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At September 30, 1996, the Bank's capital exceeded each of the capital requirements of the OTS. At September 30, 1996, the Bank's tangible and core capital levels were both $43.2 million (24.8% of total adjusted assets) and its risk-based capital level was $43.8 million (100.5% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.


OTHER MATTERS

Regulatory Development

         The deposits of savings associations, such as the Bank, are presently insured by the SAIF, which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

         The legislation requires a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The Bank recognized an after-tax charge to earnings of approximately $520,000 during the quarter ended September 30, 1996 in connection with this legislation. The Bank is required to pay this obligation by November 27, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning January 1, 1997. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, will be eliminated.

         The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after tax decrease in assessment costs is expected to be approximately $131,000 based upon a June 30, 1996 assessment base.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)    The special meeting of stockholders was held on July 3, 1996.

         (b) The matters approved by stockholders at the special meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

         Ratification of the Stock Option and Incentive Plan:

                For                                  2,612,907
                Against                                616,021
                Abstain                                 44,502
                Broker Non-Votes                        75,905

         Ratification of the Management Recognition and Retention Plan:

                For                                  2,462,790
                Against                                843,943
                Abstain                                 42,602
                Broker Non-Votes                           ---

Item 5.  Other information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  a.       None

                  b. During the quarter ended September 30, 1996, the Company filed a report on Form 8-K on July 29, 1996 issuing a press release, dated July 29, 1996 announcing the Company's stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PEEKSKILL FINANCIAL CORPORATION
                                            (Registrant)


DATE:  October 25, 1996              BY:    /s/ Eldorus Maynard
                                            --------------------------------
                                            Eldorus Maynard
                                            Chairman of the Board and
                                            Chief Executive Officer


DATE:  October 25, 1996              BY:    /s/ William J. LaCalamito
                                            --------------------------------
                                            William J. LaCalamito
                                            President