Form 10-Q
period 1996-12-31
PEEKSKILL FINANCIAL CORP
filed 1997-02-14
CIK 1001802

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549


              [x] Quarterly Report pursuant to Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


           [ ] For the Three and Six Months Ended December 31, 1996:

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

Yes     x                                                          No
     -------                                                            -------
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Class:                           SHARES OUTSTANDING at January 31, 1997
     -----                            --------------------------------------

Common Stock, $.01 par value                       3,294,121

                         Peekskill Financial Corporation

                                    Form 10-Q

                  Three and Six Months Ended December 31, 1996

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                  Page

  Condensed Consolidated Balance Sheets at December 31, 1996
      and June 30, 1996                                                        3

  Condensed Consolidated Statements of Income for the three and
      six months ended December 31, 1996 and 1995                              4

  Condensed Consolidated Statements of Cash Flows for the six
      months ended December 31, 1996 and 1995                                  5

  Notes to Unaudited Condensed Consolidated Interim Financial Statements       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                               7
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Part II - Other Information

Other Information                                                             14

Signatures                                                                    16

Part I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
             (In thousands, except for share and per share amounts)


                                                                           Balance at             Balance at
                                                                       December 31, 1996        June 30, 1996
                                                                       -----------------        -------------
                                                                          (unaudited)
Assets:
Cash on hand and in banks................................                   $   1,598             $   1,020
Interest-bearing deposits................................                      10,050                16,300
Securities:
  Held-to-maturity (fair value of $126,536 at
    December 31, 1996 and $128,089 at June 30, 1996).....                     126,549               129,200
  Available-for-sale, at fair value......................                       2,996                 2,459
                                                                             --------              --------
    Total securities.....................................                     129,545               131,659
                                                                             --------              --------

Loans, net:
  Loans..................................................                      44,029                40,076
  Allowance for loan losses..............................                       (632)                 (519)
                                                                             --------              --------
    Total loans, net.....................................                      43,397                39,557

Federal Home Loan Bank stock.............................                       1,310                 1,319
Accrued interest receivable..............................                       1,137                 1,111
Deferred income taxes....................................                         248                   ---
Other assets.............................................                         269                   357
                                                                             --------              --------
  Total assets...........................................                    $187,554              $191,323
                                                                             ========              ========

Liabilities and stockholders' equity:
Liabilities:
  Depositor accounts.....................................                    $130,613              $128,304
  Mortgage escrow deposits...............................                       2,017                 2,031
  Deferred income taxes..................................                         ---                    70
  Other liabilities......................................                       6,005                 1,144
                                                                             --------              --------
    Total liabilities....................................                     138,635               134,549
                                                                             --------              --------

Stockholders' equity: (Note 2)
Preferred stock (par value $0.01 per share; 100,000
  shares authorized; none issued or outstanding).........                         ---                   ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 issued and 3,378,134
  outstanding at December 31, 1996)......................                          41                    41
Additional paid-in capital...............................                      39,997                39,972
Unallocated common stock held by ESOP....................                     (3,116)               (3,198)
Common stock held by RRP.................................                     (1,305)                   ---
Treasury stock, at cost (721,616 shares).................                     (9,851)                   ---
Retained earnings-substantially restricted...............                      23,156                22,984
Net unrealized loss on securities available for sale.....                         (3)                  (25)
                                                                             --------              --------
   Total stockholders' equity............................                      48,919                59,774
                                                                             --------              --------

   Total liabilities and stockholders' equity............                    $187,554              $191,323
                                                                             ========              ========

See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (In thousands, except for per share amounts)


                                                       For the Three Months                 For the Six Months
                                                         Ended December 31,                  Ended December 31,
                                                      1996              1995               1996               1995
                                                    -------            ------            -------            -------
Interest and dividend income:
 Mortgage loans.........................            $   874            $  841            $ 1,644            $ 1,703
 Securities.............................              2,040             1,808              4,109              3,541
 Interest-bearing deposits and other....                207               140                424                232
                                                    -------            ------            -------            -------
  Total interest and dividend income....              3,121             2,789              6,177              5,476
                                                    -------            ------            -------            -------

Interest expense:
 Depositor accounts and escrow..........              1,339             1,404              2,661              2,769
 FHLB advances..........................                ---                 3                ---                  3
                                                    -------            ------            -------            -------
  Total interest expense................              1,339             1,407              2,661              2,772
                                                    -------            ------            -------            -------

  Net interest income...................              1,782             1,382              3,516              2,704

Provision for loan losses ..............                 15                15                113                 30
                                                    -------            ------            -------            -------

  Net interest income after
   provision for loan losses............              1,767             1,367              3,403              2,674
                                                    -------            ------            -------            -------

Non-interest income.....................                 64                69                124                149

Non-interest expense:
  Compensation and benefits.............                435               426                859                743
  Federal deposit insurance premiums....                 75                87              1,049                176
  Occupancy costs.......................                 80                75                166                154
  Computer service fees.................                 50                45                 92                 92
  Safekeeping and custodial expenses....                 24                23                 47                 44
  Other operating expenses..............                182                80                353                167
                                                     -------            ------            -------            -------
   Total non-interest expense...........                846               736              2,566              1,376
                                                     -------            ------            -------            -------

  Income before income tax expense
    and cumulative effect of change
    in accounting principle ...........                 985               700                961              1,447
Income tax expense......................                419               315                186                600
                                                    -------            ------            -------            -------

  Income before cumulative effect of
    change in accounting principle......                566               385                775                847

Cumulative effect of change in
  accounting principle..................                ---               ---                ---               (59)
                                                    -------            ------            -------            -------

  Net income............................               $566              $385               $775               $788
                                                       ====              ====               ====               ====
  Earnings per share (Note 3)...........              $0.16               N/A              $0.22                N/A

See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         For the Six Months Ended
                                                                                December 31,
                                                                            1996             1995
                                                                          -------          -------
Cash flows from operating activities:
  Net income.................................................             $   775          $   788
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle......                 ---               59
    Provision for loan losses................................                 113               30
    ESOP expense.............................................                 107              ---
    RRP expense..............................................                 125              ---
    Net amortization and accretion of deferred fees,
      discounts and premiums.................................                 (47)             (46)
    Depreciation and amortization expense....................                  33               34
    Net increase in accrued interest receivable..............                 (26)             (41)
    Net decrease in other assets.............................                  68              130
    Change in deferred taxes.................................                (318)             (42)
    Net increase in other liabilities........................                  96              307
                                                                          -------          -------
      Net cash provided by operating activities..............                 926            1,219
                                                                          -------          -------

Cash flows from investing activities:
  Purchase of securities:
    Held-to-maturity.........................................              (5,325)         (12,281)
    Available-for-sale.......................................                (500)            (500)
  Proceeds from principal payments, maturities and calls of
    securities held-to-maturity..............................               9,137           10,703
  Redemption of FHLB stock...................................                   9              ---
  Purchase of property, plant & equipment....................                 (13)             ---
  Originations of loans, net of principal payments...........              (3,953)           2,020
                                                                          -------          -------
     Net cash used in investing activities...................                (645)             (58)
                                                                          -------          -------

Cash flows from financing activities:
  Net increase (decrease) in depositor accounts..............               2,309           (3,088)
  Net decrease in mortgage escrow deposits...................                 (15)          (1,005)
  Proceeds from Federal Home Loan Bank advances..............                 ---            2,000
  Repayments of Federal Home Loan Bank advances..............                (500)          (2,000)
  Net proceeds from issuance of common stock.................                 ---           40,000
  Common stock purchased by Employee Stock Ownership
    Plan.....................................................                 ---           (3,280)
  Dividends paid.............................................                (605)             ---
  Purchase of treasury stock.................................              (5,712)             ---
  Common stock purchased by RRP..............................              (1,430)             ---
                                                                          -------          -------
     Net cash (used in) provided by financing activities.....              (5,953)          32,627
                                                                          -------          -------

Net (decrease) increase in cash and cash equivalents.........              (5,672)          33,788
Cash and cash equivalents at beginning of period.............              17,320            4,681
                                                                          -------          -------
Cash and cash equivalents at end of period...................             $11,648          $38,469
                                                                          =======          =======

Supplemental disclosures:
  Interest paid..............................................             $ 2,696          $ 2,772
  Income taxes paid..........................................                 245              499
  Treasury stock purchased not yet settled...................               4,139              ---
  Securities purchased not yet settled.......................               1,126              ---

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

         The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1996 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of results that may be expected for the entire year ended June 30, 1997.

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

         On July 16, 1996, the Company purchased 4% (163,990 shares) of its outstanding common stock for the purpose of funding its Recognition and Retention Plan ("RRP") for $2.0 million. Of the 163,990 shares, 44,200 have not been granted to employees or directors and therefore are classified as treasury stock. In the future these shares can be used for RRP grants to employees or directors.

         On July 29, 1996 the Company received approval from the OTS to repurchase up to 5% of its outstanding common stock. The Company completed the repurchase of 204,987 shares between July 31, 1996 and August 15, 1996 for $2.5 million.

         On September 4, 1996 the Company received approval from the OTS to repurchase an additional 5% of its outstanding common stock. The Company completed the repurchase of 190,429 shares between September 9, 1996 and November 6, 1996 for $2.7 million.

         On December 19, 1996 the Company received approval to repurchase up to 10% of its outstanding common stock. The Company completed the repurchase of 366,013 shares on January 2, 1997 for $5.4 million.

         On February 5, 1997 the Company received approval from the OTS to repurchase up to 5% of its outstanding common stock.

Note 3.  Earnings Per Share

         Earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period after the Conversion (3,404,640 and 3,512,424 shares, respectively, for the quarter and six months ended December 31, 1996). Fully diluted weighted average number of common shares outstanding for the quarter and six months ended December 31, 1996 were 3,455,492 and 3,563,276, respectively. For purposes of determining the weighted average number of common shares outstanding, ESOP shares committed to be released to participants as of the date of the financial statements have been considered outstanding. ESOP shares that have not been committed to be released have not been considered outstanding in computing earnings per share.

Part I.  FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Comparison Of Financial Condition At December 31, 1996 and June 30, 1996

         Total assets at December 31, 1996 decreased $3.7 million from $191.3 million at June 30, 1996 to $187.6 million at December 31, 1996. This decrease was caused primarily by the Company using $5.7 million of interest-bearing deposits to repurchase its common stock. The Company purchased an additional $4.1 million in treasury stock in December 1996 which settled in January 1997 and is included in other liabilities at December 31, 1996. The Company has shifted funds received from repayments on the securities portfolio, which decreased $2.1 million from June 30, 1996 to December 31, 1996, into the loan portfolio, which increased $3.8 million for the same period. Depositor accounts increased $2.3 million from $128.3 million at June 30, 1996 to $130.6 million at December 31, 1996.

         Total non-performing assets increased $1.4 million from $1.3 million at June 30, 1996 to $2.7 million at December 31, 1996. The increase was primarily caused by a dispute as to whether the FDIC is guarantor on participation loans with a principal balance of $1.1 million (the "TASCO Loans"). The FDIC ceased passing through any payments on these loans until a settlement is resolved. Settlement negotiations between the two parties are proceeding; however, no assurance can be given as to when a settlement may be reached. As a result, the required principal and interest payments on the Bank's investment were over 90 days delinquent at December 31, 1996. As of this date no resolution of this matter has been reached and no assurance can be made as to whether and when payments under the TASCO Loans will resume. The Company placed the TASCO Loans on non-accrual status during the first quarter. There are no other loans on non-accrual. The ratio of non-performing assets to total assets increased to 1.4% at December 31, 1996 from 0.65% at June 30, 1996. The allowance for loan losses increased $113,000 from $519,000 at June 30, 1996 to $632,000 at December 31, 1996. The ratio of allowance for loan losses to non-performing assets decreased to 23.52% at December 31, 1996 from 41.45% at June 30, 1996.

         Stockholders' equity decreased $10.9 million from $59.8 million at June 30, 1996 to $48.9 million at December 31, 1996. This decrease was caused by the Company's $9.9 million repurchase of common stock and the purchase of $1.4 million of common stock to fund the Company's Recognition and Retention Plan ("RRP"). During the six months ended December 31, 1996 the Company had net income of $775,000, partially offset by dividends paid of $605,000. Equity as a percent of assets decreased to 26.1% at December 31, 1996 from 31.2% at June 30, 1996. Book value per share decreased from $14.58 at June 30, 1996 to $14.48 at December 31, 1996, due primarily to the stock purchased to fund the Company's RRP.

Comparison Of Operating Results For The Three Months Ended December 31, 1996 and 1995

         Net income for the quarter ended December 31, 1996 was $566,000 (or $0.16 per common share) compared with $385,000 for the comparable period last year, an increase of $181,000. The increase is primarily attributable to a $400,000 increase in net interest income, partially offset by a $110,000 increase in non-interest expense and a $104,000 increase in income tax expense.

         Net interest income for the quarter ended December 31, 1996 increased $400,000, compared with the same period in the prior year. The increase was caused by a $20.0 million increase in average net earning assets, due primarily to proceeds received from the Conversion and a 22 basis point increase in the net interest rate spread. The increase in the net interest rate spread was due in part to a 19 basis point reduction in the rate paid on interest-bearing liabilities. The Company's ratio of interest-earning assets to interest-bearing liabilities increased from 127.2% for the quarter ended December 31, 1995 to 142.9% for the quarter ended December 31, 1996.

         The provision for loan losses was $15,000 for the quarters ended December 31, 1996 and 1995.

         Non-interest income decreased $5,000 for the quarter ended December 31, 1996, compared to the year ago period. This decrease was primarily caused by decreases in late fees on loans and service charges.

         Non-interest expense increased $110,000 for the three months ended December 31, 1996 compared to the three months ended December 31, 1995. The increase for the quarter was due primarily to a $102,000 increase in other operating expenses caused by increased advertising expenses and the increased costs associated with being a public company. Compensation and benefits expense increased $9,000 for the quarter ended December 31, 1996 versus the same period in the prior year. The increase was primarily due to $53,000 of RRP expense and $56,000 of ESOP expense, partially offset by a $100,000 payment made in the quarter ended December 31, 1995 to the estate of the Company's former CEO in recognition of his contributions to the Bank's success and the completion of the conversion from mutual to stock form of organization. The ratio of non-interest expense to average assets, on an annual basis, increased from 1.77% for the quarter ended December 31, 1995 to 1.82% for the same period in the current year.

         Income tax expense increased $104,000, or 33.0%, from $315,000 for the quarter ended December 31, 1995 to $419,000 for the same period in the current year. The increase was caused by a 40.7% increase in income before income tax expense.

Comparison Of Operating Results For The Six Months Ended December 31, 1996 and 1995

         Net income for the six months ended December 31, 1996 was $775,000 (or $0.22 per common share) compared with $788,000 for the comparable period last year. Excluding the one-time Federal deposit insurance assessment ($520,000 net of taxes) and the effect of the change in the New York State tax law ($238,000 net of Federal taxes), net income would have been $1.1 million.

         Net interest income for the six months ended December 31, 1996 increased $812,000, or 30.0%, compared to the same period in the prior year. The increase was caused primarily by a $27.2 million increase in net earning assets, partially offset by a 6 basis point decrease in the net interest rate spread. The Company's ratio of interest-earning assets to interest-bearing liabilities increased from 122.6% for the six months ended December 31, 1995 to 143.8% for the six months ended December 31, 1996.

         The provision for loan losses was $113,000 and $30,000, respectively, for the six months ended December 31, 1996 and 1995. The increase of $83,000 was provided for the TASCO Loans, for which the FDIC is disputing whether it is a guarantor for the loans. Management continues to evaluate the adequacy of the allowance for loan losses based on the local economic and real estate markets and the levels of non-performing loans.

         Non-interest income decreased $25,000 for the six months ended December 31, 1996, compared to the year ago period. This decrease was primarily caused by decreases in late fees on loans and service charges.

         Non-interest expense increased $1.2 million for the six months ended December 31, 1996 compared to the six months ended December 31, 1995. The increase was due to the following: a special one-time assessment of $884,000 for Federal deposit insurance, $125,000 and $107,000 of expenses relating to the RRP and Employee Stock Ownership Plan, respectively, and approximately $186,000 of additional expenses related to advertising expenses and the increased costs associated with being a public company. These increases were partially offset by the $100,000 payment made in the six months ended December 31, 1995 to the estate of the Company's former CEO.

         The ratio of non-interest expense to average assets, on an annual basis, increased from 1.72% for the six months ended December 31, 1995 to 2.73% for the same period in the current year. Excluding the $884,000 charge described above the ratio for the six months ended December 31, 1996 would have been 1.83%.

         Income tax expense decreased from $600,000 for the six months ended December 31, 1995 to $186,000 for the same period in the current year. The decrease was due to the recognition of a New York State tax benefit, net of Federal taxes, of $238,000 relating to an amendment to the New York State tax law to prevent the recapture of the Bank's bad debt reserve. The remaining difference was caused by a $486,000 decrease, or 33.6%, in income before income tax expense.

The following tables show Peekskill Financial Corporation's average consolidated balances, interest income and expense, and average rates for the periods indicated.

                                                                                   Six Months Ended
                                                    --------------------------------------------------------------------------
                                                                December 31, 1996                       December 31, 1995
                                                    ---------------------------------------   --------------------------------
                                                      Average       Interest                   Average     Interest
                                                    Outstanding      Earned/                 Outstanding    Earned/
                                                      Balance         Paid       Yield/Rate    Balance       Paid    Yield/Rate
                                                    -----------     --------     ----------  -----------   --------  ----------
                                                                             (Dollars in Thousands)
Interest-Earning Assets:
 Loans..........................................       $ 42,057      $ 1,644          7.82%     $ 39,312    $ 1,703       8.66%
 Mortgage-backed securities(1)..................        116,061        3,677           6.34      102,972      3,229        6.41
 Other debt securities..........................         13,304          432           6.50        7,883        242        6.14
 Other interest-earning assets..................         14,744          424           5.75       10,138        232        4.59
                                                       --------        -----                    --------      -----
 Total interest-earning assets..................       $186,166        6,177           6.64     $160,305      5,476        6.83
                                                       ========      =======                    ========    =======

Interest-Bearing Liabilities:
 Regular savings and club accounts..............        $57,172          865          3.03%     $ 62,003      1,013       3.27%
 Money market and NOW accounts..................         11,324          139           2.45       12,784        155        2.43
 Savings certificates...........................         60,911        1,657           5.44       55,917      1,601        5.73
 Borrowings.....................................            ---          ---            ---          ---          3         ---
                                                       --------        -----                    --------      -----
 Total interest-bearing liabilities.............       $129,407        2,661           4.11     $130,704      2,772        4.24
                                                       ========      =======                    ========    =======
Net interest income.............................                     $ 3,516                                $ 2,704
                                                                     =======                                =======
Net interest rate spread(2).....................                                      2.53%                               2.59%
                                                                                      ====                                ====
Net earning assets..............................       $ 56,759                                 $ 29,601
                                                       ========                                 ========
Net yield on average interest-earning assets(3).                                      3.78%                               3.37%
                                                                                      ====                                ====
Average interest-earning assets to
 average interest-bearing liabilities...........          1.44x                                    1.23x
                                                          ====                                     ====

                                                                                   Three Months Ended
                                                    --------------------------------------------------------------------------
                                                                December 31, 1996                       December 31, 1995
                                                    ---------------------------------------   --------------------------------
                                                      Average       Interest                   Average     Interest
                                                    Outstanding      Earned/                 Outstanding    Earned/
                                                      Balance         Paid       Yield/Rate    Balance       Paid    Yield/Rate
                                                    -----------     --------     ----------  -----------   --------  ----------
                                                                             (Dollars in Thousands)
Interest-Earning Assets:
 Loans..........................................       $ 42,938      $   874          8.14%     $ 38,668    $   841       8.70%
 Mortgage-backed securities(1)..................        114,253        1,824           6.38      102,945      1,685        6.55
 Other debt securities..........................         13,472          216           6.41        7,805        123        6.32
 Other interest-earning assets..................         13,510          207           6.12       15,758        140        4.56
                                                       --------      -------                    --------    -------
 Total interest-earning assets..................       $184,173        3,121           6.78     $165,176      2,789        6.75
                                                       ========      =======                    ========    =======

Interest-Bearing Liabilities:
 Regular savings and club accounts..............        $56,466          430          3.05%     $ 60,743        517       3.41%
 Money market and NOW accounts..................         11,137           67           2.40       12,507         77        2.46
 Savings certificates...........................         61,399          842           5.48       56,565        810        5.73
 Borrowings.....................................            ---          ---            ---          ---          3         ---
                                                       --------      -------                    --------    -------
 Total interest-bearing liabilities.............       $129,002        1,339           4.15     $129,815      1,407        4.34
                                                       ========      =======                    ========    =======
Net interest income.............................                     $ 1,782                                $ 1,382
                                                                     =======                                =======
Net interest rate spread(2).....................                                      2.63%                               2.41%
                                                                                      ====                                ====
Net earning assets..............................       $ 55,171                                 $ 35,361
                                                       ========                                 ========
Net yield on average interest-earning assets(3).                                      3.87%                               3.35%
                                                                                      ====                                ====
Average interest-earning assets to
 average interest-bearing liabilities...........          1.43x                                    1.27x
                                                          ====                                     ====

(1)  Average balances calculated using amortized cost.
(2) Average rate on total interest-earning assets less average rate on total interest-bearing liabilities
(3) Net interest income divided by total average interest-earning assets

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

         The Bank maintains a line of credit with the FHLB for which the Bank has pledged certain securities as collateral. In addition, the Bank has the ability to borrow additional funds from the FHLB by pledging additional securities. Other sources of liquidity include the sale of securities in the available-for-sale portfolio. The Bank had no borrowings at December 31, 1996 and $500,000 at June 30, 1996.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of depositor accounts and short-term borrowings. The required minimum liquidity ratio is currently 5.0% and short-term liquidity ratio is 1%. The Bank's average daily liquidity ratio for the month of December 1996 was 48.16% and its short-term liquidity for the same month was 4.21%

         The Bank's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits in other financial institutions. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $5.7 million, from $17.3 million at June 30, 1996 to $11.6 million at December 31, 1996 reflecting purchases of treasury stock.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1996, the Bank had commitments to originate loans of $1.5 million. Savings certificates which are scheduled to mature in one year or less at December 31, 1996 totaled $52.3 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At December 31, 1996, the Bank's capital exceeded each of the capital requirements of the OTS. At December 31, 1996, the Bank's tangible and core capital levels were both $43.7 million (24.5% of total adjusted assets) and its risk-based capital level was $44.3 million (99.9% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.


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

         The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The Bank recognized an after-tax charge to earnings of approximately $520,000 during the quarter ended September 30, 1996 in connection with this legislation. The Bank paid this obligation on November 27, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning January 1, 1997. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, will be eliminated.

         The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. The FICO assessment for SAIF insured institutions is 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after tax decrease in assessment costs is expected to be approximately $131,000 based upon a June 30, 1996 assessment base.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)    The annual meeting of stockholders was held on October 23, 1996.

         (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

         Election of William J. LaCalamito to serve a one-year term as director of the Company:

                For                                  3,302,389
                Withheld                               165,868
                Broker Non-Votes                          None

         Election of the following persons to serve a three-year term as directors of the Company:

                                                         FOR         WITHHELD
                Edward H. Dwyer                       3,300,589       167,668
                John Patrick Fay                      3,302,089       166,168

                Broker Non-Vote                         None

         Ratification of the appointment of KPMG Peat Marwick LLP, as auditors of the Company for the fiscal year ending June 30, 1997:

                For                                  3,287,536
                Against                                113,211
                Abstain                                 67,510

                Broker Non-Vote                           None


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


                                                PEEKSKILL FINANCIAL CORPORATION
                                                (Registrant)


DATE:  February 12, 1997               BY:      /s/ Eldorus Maynard
                                                -------------------
                                                Eldorus Maynard
                                                Chairman of the Board and
                                                Chief Executive Officer


DATE:  February 12, 1997               BY:      /s/ William J. LaCalamito
                                                -------------------------
                                                William J. LaCalamito
                                                President