Form 10-Q
period 1997-03-31
PEEKSKILL FINANCIAL CORP
filed 1997-05-14
CIK 1001802

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549


              [x] Quarterly Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


             [ ] For the Three and Nine Months Ended March 31, 1997

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

Yes     [x]                                                          No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   Class:                                  SHARES OUTSTANDING at April 30, 1997
   -----                                   ------------------------------------

  Common Stock, $.01 par value                                   3,203,121

                         Peekskill Financial Corporation

                                    Form 10-Q

                   Three and Nine Months Ended March 31, 1997

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                                    Page

     Condensed Consolidated Balance Sheets at March 31, 1997
         and June 30, 1996                                                                       3

     Condensed Consolidated Statements of Income for the three and
         nine months ended March 31, 1997 and 1996                                               4

     Condensed Consolidated Statements of Cash Flows for the nine
         months ended March 31, 1997 and 1996                                                    5

     Notes to Condensed Consolidated Interim Financial Statements                                6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                 7
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Part II - Other Information

Other Information                                                                               15

Signatures                                                                                      16

Part I            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (In thousands, except for share and per share amounts)


                                                                           March 31, 1997       June 30, 1996
                                                                           --------------       -------------
Assets:
Cash and due from banks..................................                   $     622             $   1,020
Interest-bearing deposits................................                       2,130                16,300
Securities:
  Held-to-maturity (fair value of $129,563 at March
     31, 1997 and $128,089 at June 30, 1996).............                     129,531               129,200
  Available-for-sale, at fair value......................                       2,958                 2,459
                                                                              -------               -------
    Total securities.....................................                     132,489               131,659
                                                                              -------               -------

Loans, net:
  Loans..................................................                      44,661                40,076
  Allowance for loan losses..............................                        (607)                 (519)
                                                                              -------               -------
    Total loans, net.....................................                      44,054                39,557

Federal Home Loan Bank stock.............................                       1,463                 1,319
Real estate owned........................................                         220                   ---
Accrued interest receivable..............................                         986                 1,111
Deferred income taxes, net...............................                         297                   ---
Other assets.............................................                         333                   357
                                                                              -------               -------
  Total assets...........................................                    $182,594              $191,323
                                                                             ========              ========

Liabilities and stockholders' equity:
Liabilities:
  Depositor accounts.....................................                    $132,718              $128,304
  Mortgage escrow deposits...............................                       2,150                 2,031
  Deferred income taxes..................................                         ---                    70
  Other liabilities......................................                       1,020                 1,144
                                                                              -------               -------
    Total liabilities....................................                     135,888               131,549
                                                                              -------               -------

Stockholders' equity: (Note 2)
Preferred stock (par value $0.01 per share; 100,000
shares authorized; none issued or outstanding)...........                         ---                   ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized and 4,099,750 shares issued).........                          41                    41
Additional paid-in capital...............................                      40,016                39,972
Unallocated common stock held by Employee Stock
  Ownership Plan ("ESOP")................................                     (3,075)               (3,198)
Common stock awarded under Recognition and
  Retention Plan ("RRP").................................                     (1,232)                   ---
Treasury stock, at cost (896,629 shares).................                    (12,407)                   ---
Retained earnings-substantially restricted...............                      23,389                22,984
Net unrealized loss on securities available for sale,
  net of taxes...........................................                        (26)                  (25)
                                                                              -------               -------
   Total stockholders' equity............................                      46,706                59,774
                                                                              -------               -------

   Total liabilities and stockholders' equity............                    $182,594              $191,323
                                                                             ========              ========

See accompanying notes to unaudited condensed consolidated interim financial statements.


                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (In thousands, except for per share amounts)


                                                         For the Three Months                 For the Nine Months
                                                            Ended March 31,                     Ended March 31,
                                                       1997              1996               1997               1996
                                                       ----              ----               ----               ----
Interest and dividend income:
 Loans..................................            $   869            $  815            $ 2,513            $ 2,518
 Securities.............................              2,066             1,892              6,175              5,433
 Interest-bearing deposits and other....                110               429                534                661
                                                      -----             -----              -----              -----
  Total interest and dividend income....              3,045             3,136              9,222              8,612
                                                      -----             -----              -----              -----

Interest expense:
 Depositor accounts and escrow..........              1,361             1,316              4,022              4,085
 FHLB advances..........................                ---               ---                ---                  3
                                                      -----             -----              -----              -----
  Total interest expense................              1,361             1,316              4,022              4,088
                                                      -----             -----              -----              -----

  Net interest income...................              1,684             1,820              5,200              4,524

Provision for loan losses ..............                 15                 5                128                 35
                                                      -----             -----              -----              -----

  Net interest income after
provision for loan losses...............              1,669             1,815              5,072              4,489
                                                      -----             -----              -----              -----

Non-interest income.....................                 52                68                176                217
                                                      -----             -----              -----              -----

Non-interest expense:
  Compensation and benefits.............                430               313              1,289              1,056
  Federal deposit insurance:
    Regular premiums....................                 36                90                201                266
    Special assessment..................                ---               ---                884                ---
  Occupancy costs.......................                 91                90                257                244
  Computer service fees.................                 45                45                137                137
  Safekeeping and custodial expenses....                 25                25                 72                 69
  Other operating expenses..............                185               117                538                284
                                                      -----             -----              -----              -----
    Total non-interest expense..........                812               680              3,378              2,056
                                                      -----             -----              -----              -----

  Income before income tax expense
    and cumulative effect of change
    in accounting principle ...........                 909             1,203              1,870              2,650
Income tax expense......................                385               532                571              1,132
                                                      -----             -----              -----              -----

  Income before cumulative effect of
    change in accounting principle......                524               671              1,299              1,518

Cumulative effect of change in
  accounting principle, net of taxes....                ---               ---                ---               (59)
                                                      -----             -----              -----              -----

  Net income............................               $524              $671             $1,299             $1,459
                                                       ====              ====             ======             ======

  Earnings per share (Note 3)...........              $0.17             $0.18              $0.39
                                                      =====             =====              =====

See accompanying notes to unaudited condensed consolidated interim financial statements.

                                       4


                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                          For the Nine Months Ended
                                                                                   March 31,

                                                                             1997            1996
                                                                             ----            ----

Cash flows from operating activities:
  Net income.................................................            $  1,299          $ 1,459
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses................................                 128               35
    ESOP expense.............................................                 167               56
    RRP expense..............................................                 168              ---
    Net amortization and accretion of deferred fees,
    discounts and premiums...................................                (117)             (68)
    Depreciation and amortization expense....................                  54               50
    Cumulative effect of change in accounting principle......                 ---               59
    Net decrease in accrued interest receivable..............                 125               32
    Net decrease (increase) in other assets..................                   5             (102)
    Net change in deferred tax assets and liabilities........                (367)            (103)
    Net increase in other liabilities........................                 376              645
                                                                         --------           ------
      Net cash provided by operating activities..............               1,838            2,063
                                                                         --------           ------

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity.........................................             (14,900)         (38,834)
    Available-for-sale.......................................                (500)            (500)
  Proceeds from principal payments, maturities and calls
    of securities:
    Held-to-maturity.........................................              14,649           14,716
    Available-for-sale.......................................                 ---              500
  Originations of loans, net of principal payments...........              (4,805)           2,732
  Purchase of FHLB stock.....................................                (144)             ---
  Purchase of property and equipment.........................                 (35)             ---
                                                                         --------           ------
     Net cash used in investing activities...................              (5,735)         (21,386)
                                                                         --------           ------

Cash flows from financing activities:
  Net increase (decrease) in depositor accounts..............               4,414           (1,873)
  Net increase (decrease) in mortgage escrow deposits........                 119             (851)
  Proceeds from Federal Home Loan Bank advances..............                 ---            2,000
  Repayments of Federal Home Loan Bank advances..............                (500)          (2,000)
  Net proceeds from issuance of common stock.................                 ---           40,000
  Purchases of treasury stock................................             (12,377)             ---
  Common stock purchased by RRP..............................              (1,430)             ---
  Common stock purchased by ESOP.............................                 ---           (3,280)
  Dividends paid.............................................                (897)             ---
                                                                         --------           ------
     Net cash (used in) provided by financing activities.....             (10,671)          33,996
                                                                         --------           ------

Net (decrease) increase in cash and cash equivalents.........             (14,568)          14,673
Cash and cash equivalents at beginning of period.............              17,320            4,681
                                                                         --------           ------
Cash and cash equivalents at end of period...................             $ 2,752          $19,354
                                                                          =======          =======

Supplemental disclosures:
  Interest paid..............................................             $ 4,054          $ 4,076
  Income taxes paid..........................................                 338              778
  Securities purchased not yet settled.......................                 ---            1,910
  Loan transferred to real estate owned......................                 220              ---
  Reclassification of RRP shares to treasury stock...........                  30              ---

See accompanying notes to unaudited condensed consolidated interim financial statements.


                 PEEKSKILL FINANCIAL CORPORATION AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  Presentation of Financial Information

         Peekskill Financial Corporation (the "Holding Company") was incorporated in September 1995 and on December 29, 1995 became the holding company for First Federal Savings Bank (the "Bank") upon the completion of the Conversion of the Bank from a mutual savings bank to a stock savings bank (the "Conversion"). The Holding Company and the Bank (collectively, the "Company") are located in Peekskill, New York and the Holding Company's principal business, subsequent to the Conversion, is the ownership of its wholly-owned subsidiary, the Bank. Prior to the Conversion, the Holding Company had no operations other than those of an organizational nature. Accordingly, all financial and other information for periods prior to the Conversion, as set forth herein, refer to the Bank.

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1996 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire year ending June 30, 1997.

         The unaudited condensed consolidated interim financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank.

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

         On July 16, 1996, the Company purchased 4% (163,990 shares) of its outstanding common stock for the purpose of funding its Recognition and Retention Plan ("RRP") for $2.0 million. Of the 163,990 shares, 117,290 have been granted to employees and directors, and accordingly, are presented as common stock awarded under the RRP on the balance sheet. In the future, the remaining 46,700 shares (which are included in treasury stock) can be used for RRP grants to employees or directors.

         On July 29, 1996, the Company received approval from the Office of Thrift Supervision ("OTS") to repurchase up to 5% of its outstanding common stock. The Company completed the repurchase of 204,987 shares between July 31, 1996 and August 15, 1996 for $2.5 million.

         On September 4, 1996, the Company received approval from the OTS to repurchase an additional 5% of its outstanding common stock. The Company completed the repurchase of 190,429 shares between September 9, 1996 and November 6, 1996 for $2.7 million.

         On December 19, 1996, the Company received approval from the OTS to repurchase up to 10% of its outstanding common stock. The Company completed the repurchase of 366,013 shares on January 2, 1997 for $5.4 million.

         On February 5, 1997 the Company received approval from the OTS to repurchase up to 5% of its outstanding common stock. The Company has repurchased 88,500 shares of the 164,700 approved shares for $1.3 million.

Note 3.  Earnings Per Share

         Earnings per share is reported for periods after the Conversion, based on net income divided by the weighted average number of common shares outstanding and dilutive stock options, if any (3,011,071 and 3,368,348 common and common equivalent shares, respectively, for the quarter and nine months ended March 31, 1997). Fully diluted weighted average number of common shares outstanding for the quarter and nine months ended March 31, 1997 were 3,011,071 and 3,374,292, respectively. For purposes of determining the weighted average number of common shares outstanding, ESOP shares committed to be released to participants as of the date of the financial statements have been considered outstanding. ESOP shares that have not been committed to be released have not been considered outstanding in computing earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of both basic EPS and diluted EPS by all entities with complex capital structures. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As required, the Company will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and will restate all prior-period EPS data, at that time.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 1997 and June 30, 1996

         Total assets at March 31, 1997 were $182.6 million compared to $191.3 million at June 30, 1996, a decrease of $8.7 million or 4.5%. The decrease was due primarily to the purchase of $1.4 million of the Company's common stock to fund the Company's RRP and repurchases of $12.4 million of treasury stock, partially offset by a $4.4 million increase in depositor accounts. The treasury stock purchases contributed to the $14.2 million decrease in the Company's investment in interest-bearing deposits during the nine months ended March 31, 1997. The Company has invested the $4.4 million increase in depositor accounts into the loan portfolio, which increased $4.5 million during the nine month period.

         Total non-performing assets increased $1.0 million from $1.3 million at June 30, 1996 to $2.3 million at March 31, 1997. The increase was primarily caused by the Company classifying as non-accrual certain participation loans with a principal balance of $1.1 million (the "TASCO Loans"), partially offset by a $100,000 decrease in other non-performing loans. The TASCO Loans were placed on non-accrual status in the quarter ended September 30, 1996 because the FDIC is disputing its obligation to pass-through principal and interest payments on the loans whether or not the same is collected from the borrower. The FDIC ceased passing through any payments on the TASCO Loans in April 1996. Settlement negotiations between the parties are proceeding; however, no assurance can be given as to when a settlement may be reached. As a result, the required principal and interest payments on the Bank's investment were over 90 days delinquent at March 31, 1997. On April 25, 1997, the Company received payments of $25,000 from TASCO representing amounts passed through by the FDIC for the months of March and April 1997. However, no resolution of this matter has been reached to date and accordingly, the TASCO Loans remain on non-accrual status. At March 31, 1997, there were no loans on non-accrual status other than the TASCO Loans.

         During the current quarter the Bank foreclosed on one property with a market value of $220,000, for which the Bank has a contract of sale. Total charge-offs against the allowance for loan losses were $40,000 for the nine-month period, a portion of which related to the foreclosure discussed above. The ratio of non-performing assets to total assets increased to 1.2% at March 31, 1997 from 0.65% at June 30, 1996. The allowance for loan losses increased $88,000 from $519,000 at June 30, 1996 to $607,000 at March 31, 1997,
due to the $128,000 provision for loan losses, partially offset by the $40,000 of charge-offs described above. The ratio of the allowance for loan losses to non-performing assets decreased to 26.98% at March 31, 1997 from 41.45% at June 30, 1996.

         Stockholders' equity decreased $13.1 million from $59.8 million at June 30, 1996 to $46.7 million at March 31, 1997, primarily reflecting the $13.8 million in total common stock purchases relating to treasury stock and the RRP. During the nine months ended March 31, 1997, the Company had net income of $1.3 million, partially offset by dividends paid of $897,000. Equity as a percent of assets decreased to 25.6% at March 31, 1997 from 31.2% at June 30, 1996. Book value per share was $14.58 at both June 30, 1996 and March 31, 1997, due primarily to the stock purchased to fund the Company's RRP, partially offset by earnings retained for the period.

Comparison of Operating Results for the Three Months Ended
March 31, 1997 and 1996

         Net income for the quarter ended March 31, 1997 was $524,000 (or $0.17 per common share) compared to $671,000 (or $0.18 per common share) for the comparable period last year, a decrease of $147,000 or 21.9%. The decrease is primarily attributable to a $136,000 decrease in net interest income and a $132,000 increase in non-interest expense, partially offset by a $147,000 decrease in income tax expense.

         Net interest income for the quarter ended March 31, 1997 decreased $136,000, compared with the same period in the prior year. The decrease was caused by a $12.5 million decrease in average net earning assets, due primarily to funds being used to repurchase the Company's stock, partially offset by an 11 basis point increase in the net interest rate spread. The increase in the net interest rate spread was due primarily to a 14 basis point increase in the rate earned on interest-earning assets. The Company's ratio of interest-earning assets to interest-bearing liabilities decreased from 147.7% for the quarter ended March 31, 1996 to 137.0% for the quarter ended March 31, 1997.

         The provision for loan losses was $15,000 and $5,000 for the quarters ended March 31, 1997 and 1996, respectively.

         Non-interest income decreased $16,000 for the quarter ended March 31, 1997, compared to the year-ago period, reflecting decreases in loan late fees and service charges.

         Non-interest expense increased $132,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase for the quarter reflects to a $68,000 increase in other operating expenses caused by increased advertising expenses and the increased costs associated with being a public company. Compensation and benefits expense increased $117,000 for the quarter ended March 31, 1997 compared to the same period in the prior year. The increase was primarily due to $45,000 of RRP expense in the current quarter, as well as costs associated with additional personnel and normal salary increases. These increases were partially offset by a $54,000 reduction in Federal deposit insurance premiums. The ratio of non-interest expense to average assets, on an annualized basis, increased from 1.42% for the quarter ended March 31, 1996 to 1.78% for the same period in the current year.

         Income tax expense decreased $147,000, or 27.6%, from $532,000 for the quarter ended March 31, 1996 to $385,000 for the same period in the current year. The decrease was primarily attributable to a 24.4% decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended
March 31, 1997 and 1996

         Net income for the nine months ended March 31, 1997 was $1.3 million (or $0.39 per common share) compared to $1.5 million for the comparable period last year. Excluding the earnings charge for the one-time Federal deposit insurance assessment ($520,000 net of taxes) and the earnings credit for the effect of a change in the New York State tax law ($238,000 net of Federal taxes), net income would have been $1.6 million for the nine months ended March 31, 1997.

         Net interest income for the nine months ended March 31, 1997 increased $676,000, or 14.9%, compared to the same period in the prior year. The increase was caused primarily by a $16.5 million increase in net earning assets, partially offset by a 9 basis point decrease in the net interest rate spread. The decrease in the net interest rate spread was due in part to a reduction in mortgage interest income of $67,000 relating to the TASCO Loans. The Company's ratio of interest-earning assets to interest-bearing liabilities increased from 128.4% for the nine months ended March 31, 1996 to 141.5% for the nine months ended March 31, 1997.

         The provision for loan losses was $128,000 and $35,000, respectively, for the nine months ended March 31, 1997 and 1996. The increase of $93,000 was primarily provided for the TASCO Loans, for which the FDIC is disputing whether it is a guarantor for the loans. See "Comparison of Financial Condition at March 31, 1997 and June 30, 1996." Management continues to evaluate the adequacy of the allowance for loan losses based on the local economic and real estate markets and the levels of non-performing loans.

         Non-interest income decreased $41,000 for the nine months ended March 31, 1997, compared to the year-ago period, reflecting decreases in loan late fees and service charges.

         Non-interest expense increased $1.3 million for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996. The increase was primarily due to the following: a special one-time assessment of $884,000 for Federal deposit insurance; $169,000 and $111,000 of additional expenses relating to the RRP and ESOP, respectively; and a $254,000 increase in other non-interest expense reflecting increased advertising expenses and the costs associated with being a public company. These increases in the current nine-month period were partially offset by the $100,000 payment made in the nine months ended March 31, 1996 to the estate of the Company's former CEO. The ratio of non-interest expense to average assets, on an annualized basis, increased from 1.60% for the nine months ended March 31, 1996 to 2.42% for the same period in the current year. Excluding the $884,000 charge described above, the ratio for the nine months ended March 31, 1997 would have been 1.79%.

         Income tax expense decreased from $1.1 million for the nine months ended March 31, 1996 to $571,000 for the same period in the current year. The decrease reflects the current-period recognition of a New York State tax benefit, net of Federal taxes, of $238,000 relating to an amendment to the New York State tax law to prevent the recapture of the Bank's State tax bad debt reserve. The remaining decrease was caused primarily by a decrease of $780,000, or 29.4%, in pre-tax income.

The following tables show the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                   Nine Months Ended
                                                    ----------------------------------------------------------------------------
                                                                 March 31, 1997                           March 31, 1996
                                                    --------------------------------------    ----------------------------------
                                                    Average                         Average     Average                 Average
                                                    Balance         Interest       Yield/Rate   Balance    Interest    Yield/Rate
                                                    -------         --------       ----------   -------    --------    ----------

                                                                                   (Dollars in Thousands)
Interest-Earning Assets:
 Loans..........................................       $ 42,429      $ 2,513           7.90%    $ 38,772    $ 2,518        8.66%
 Mortgage-backed securities(1)..................        116,675        5,529           6.32      106,536      5,055        6.33
 Other debt securities(1).......................         13,192          646           6.54        8,748        378        5.76
 Other interest-earning assets..................         11,987          534           5.93       16,028        661        5.50
                                                       --------      -------                    --------    -------
 Total interest-earning assets..................       $184,283        9,222           6.67     $170,084      8,612        6.75
                                                       ========      =======                    ========    =======

Interest-Bearing Liabilities:
 Regular savings and club accounts..............        $56,785        1,286           3.02%    $ 63,600      1,461        3.06%
 Money market and NOW accounts..................         11,229          206           2.45       12,567        230        2.44
 Savings certificates...........................         62,183        2,530           5.42       56,326      2,394        5.67
 Borrowings.....................................            ---          ---            ---          ---          3         ---
                                                       --------      -------           ----     --------    -------
 Total interest-bearing liabilities.............       $130,197        4,022           4.12     $132,493      4,088        4.11
                                                       ========      =======                    ========    =======
Net interest income.............................                     $ 5,200                                $ 4,524
                                                                     =======                                =======
Net interest rate spread(2).....................                                       2.55%                               2.64%
                                                                                       ====                                ====
Net earning assets..............................       $ 54,086                                 $ 37,591
                                                       ========                                =========
Net yield on average interest-earning assets(3).                                       3.76%                               3.55%
                                                                                       ====                                ====
Average interest-earning assets to
 average interest-bearing liabilities...........          1.42x                                    1.28x
                                                          ====                                     ====


                                                                                   Three Months Ended
                                                       ----------------------------------------------------------------------------
                                                                 March 31, 1997                           March 31, 1996
                                                       --------------------------------------    ----------------------------------
                                                       Average                       Average     Average                   Average
                                                       Balance         Interest     Yield/Rate   Balance      Interest    Yield/Rate
                                                       -------         --------     ----------   -------      --------    ----------
                                                                                  (Dollars in Thousands)
Interest-Earning Assets:
 Loans..........................................      $ 43,173        $   869         8.05%     $ 37,692     $   815        8.65%
 Mortgage-backed securities(1)..................       117,773          1,852         6.29       113,665       1,756        6.18
 Other debt securities(1).......................        12,967            214         6.60        10,478         136        5.19
 Other interest-earning assets..................         6,473            110         6.80        27,809         429        6.17
                                                       -------          -----                    -------       -----
 Total interest-earning assets..................      $180,386          3,045         6.75      $189,644       3,136        6.61
                                                       =======          =====                    =======       =====

Interest-Bearing Liabilities:
 Regular savings and club accounts..............       $55,893            421         3.01%     $ 59,115         448        3.03%
 Money market and NOW accounts..................        11,037             68         2.46        12,134          74        2.44
 Savings certificates...........................        64,727            872         5.39        57,144         794        5.56
                                                       -------        -------                   --------       -----
 Total interest-bearing liabilities.............      $131,657          1,361         4.13      $128,393       1,316        4.10
                                                       =======        =======                   ========     =======
Net interest income.............................                      $ 1,684                                $ 1,820
                                                                      =======                                =======
Net interest rate spread(2).....................                                      2.62%                                 2.51%
                                                                                      ====                                  ====
Net earning assets..............................      $ 48,729                                  $ 61,251
                                                      ========                                  ========
Net yield on average interest-earning assets(3).                                      3.73%                                 3.84%
                                                                                      ====                                  ====
Average interest-earning assets to
 average interest-bearing liabilities...........         1.37x                                     1.48x
                                                         ====                                      ====

(1) Average balances calculated using amortized cost.
(2) Average rate on total interest-earning assets less average rate on total interest-bearing liabilities
(3) Net interest  income divided by total average interest-earning assets

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are depositor accounts from its market area; proceeds from principal and interest payments on loans; mortgage-backed and other debt securities; and borrowings from the Federal Home Loan Bank of New York ("FHLB"). While maturities and scheduled amortization of loans, mortgage-backed and other debt securities are a predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Bank are the origination of mortgage loans and the purchase of securities, and its primary financing activity is the attraction of depositor accounts.

         The Bank maintains a line of credit with the FHLB for which the Bank has pledged certain securities as collateral. In addition, the Bank has the ability to borrow additional funds from the FHLB by pledging additional securities. Other sources of liquidity include the sale of securities in the available-for-sale portfolio. The Bank had no borrowings at March 31, 1997 and $500,000 at June 30, 1996.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon percentages of liquid assets to depositor accounts and short-term borrowings. The required minimum liquidity ratios are currently 5.0% for total liquid assets and 1% for short-term liquid assets. The Bank's average daily total liquidity ratio for the month of March 1997 was 45.96% and its short-term liquidity ratio for the same period was 4.41%

         The Bank's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits in other financial institutions. The level of these assets is dependent on cash flows from the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $14.6 million, from $17.3 million at June 30, 1996 to $2.7 million at March 31, 1997 primarily reflecting purchases of treasury stock and RRP stock.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1997, the Bank had commitments to originate loans of $1.6 million. Savings certificates which are scheduled to mature in one year or less at March 31, 1997 totaled $53.4 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At March 31, 1997, the Bank's capital exceeded each of the capital requirements of the OTS. At March 31, 1997, the Bank's tangible and core capital levels were both $44.2 million (24.5% of total adjusted assets) and its risk-based capital level was $44.8 million (97.7% of total risk-weighted assets). The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

REGULATORY DEVELOPMENT

         The deposits of savings associations, such as the Bank, are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the FDIC. Beginning in 1995, financial institutions which are members of the BIF experienced substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

         The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by depository institutions at March 31, 1995. The Bank's special assessment was $884,000 and, accordingly the Company recognized an after-tax charge to earnings of approximately $520,000 during the quarter ended September 30, 1996. The Bank paid this assessment on November 27, 1996. The legislation was intended to fully recapitalize the SAIF so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning January 1, 1997. As of such date deposit insurance premiums for highly-rated institutions, such as the Bank, were eliminated.

         The Bank, however, continues to be subject to an assessment to fund repayment of the Financing Corporation ("FICO") obligations. The present FICO assessment for SAIF-insured institutions is 6.5 cents per $100 of deposits compared to 1.3 cents per $100 of deposits for BIF-insured institutions. This differential will continue until the year 2000 when the assessment will be imposed at the same rate on all FDIC-insured institutions. Accordingly, as a result of the elimination of the SAIF premium and the imposition of the FICO assessment, the Bank's annual after-tax decrease in assessment costs is expected to be approximately $131,000 based upon its June 30, 1996 assessment base.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

Item 2.  Changes in Securities
         ---------------------

                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None

Item 5.  Other information
         -----------------

                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  a.       Exhibits:

                                    3.  Amendment to By-Laws of Company
                                    27.  Financial Data Schedule

                  b.       Reports on Form 8-K

                                    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PEEKSKILL FINANCIAL CORPORATION
                                      -------------------------------
                                      (Registrant)


DATE:  May 12, 1997          BY:      /s/ Edlorus Maynard
                                      -------------------
                                      Eldorus Maynard
                                      Chairman of the Board and
                                      Chief Executive Officer


DATE:  May 12, 1997          BY:      /s/ William J. LaCalamito
                                      -------------------------
                                      William J. LaCalamito
                                      President
                                      (principal financial officer)