Form 10-K
period 1997-06-30
PEEKSKILL FINANCIAL CORP
filed 1997-09-29
CIK 1001802

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number 0-27178

                        PEEKSKILL FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                           13-3858258
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    1019 Park Street, Peeksill, New York                           10566
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (914) 737-2777

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 22, 1997, there were issued and outstanding 3,193,121 shares of the Registrant's Common Stock. The aggre gate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of September 22, 1997, was approximately $54.3 million.
                      DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 1997.
PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended June 30, 1997.

==============================================================================

                        PEEKSKILL FINANCIAL CORPORATION
                          Annual Report on Form 10-K

                                                                                                               Page
                                                                                                               ----
                                                      PART I

Item 1.           Business                                                                                        3
Item 2.           Properties                                                                                     37
Item 3.           Legal Proceedings                                                                              38
Item 4.           Submission of Matters to a Vote of Security Holders                                            38

                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder
                   Matters                                                                                       38
Item 6.           Selected Financial Data                                                                        38
Item 7.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                         38
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                     38
Item 8.           Financial Statements and Supplementary Data                                                    38
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure                                                                          39

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant                                             39
Item 11.          Executive Compensation                                                                         39
Item 12.          Security Ownership of Certain Beneficial Owners and Management                                 39
Item 13.          Certain Relationships and Related Transactions                                                 39

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               40

                  Signatures                                                                                     42

Explanatory Note: This Annual Report on Form 10-K contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

                                    PART I
Item 1.           Business

General

         Peekskill Financial Corporation ("Peekskill" or the "Company") was formed in 1995 at the direction of First Federal Savings Bank ("First Federal" or the "Bank"), formerly First Federal Savings and Loan Association of Peekskill, for the purpose of becoming a unitary savings and loan holding company and owning all of the outstanding stock of the Bank issued on December 29, 1995 in connection with the Bank's conversion from the mutual to stock form of organization (the "Conversion"). The Company is incorporated under the laws of the State of Delaware and is authorized to do business in the State of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         At June 30, 1997, the Company had total assets of $182.6 million, deposits of $132.4 million and stockholders' equity of $47.0 million. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "PEEK."

         First Federal was originally organized as a state chartered savings and loan association in 1924. In 1954, it converted to a federally chartered savings and loan association. In December 1995, the Bank became a federally chartered savings bank. First Federal serves the financial needs of communities in its market area through its main office located at 1019 Park Street, Peekskill, New York and branch offices located at 1961 Commerce Street in Yorktown Heights, New York and Westchester Mall on Route 6 in Mohegan Lake, New York.

         First Federal's business involves attracting deposits from customers in its market area and investing such funds primarily in mortgage-backed securities and one-to-four family residential mortgages. At June 30, 1997, the Bank had total assets of $179.7 million consisting primarily of $116.5 million of mortgage-backed securities and $44.2 million of one-to-four family mortgage loans representing 94.9% of the total loan portfolio. The Bank also had other debt securities (consisting primarily of U.S. government obligations) of $13.0 million at June 30, 1997.

         The Bank has sought to enhance its net income through the adoption of a strategy designed to maintain capital in excess of regulatory requirements, limit loan delinquencies and enhance net interest spread while managing interest rate risk. This strategy involves (i) maintaining a substantial portfolio of mortgage-backed and other debt securities having terms to repricing of seven years or less, (ii) controlling operating expenses, (iii) focusing on the origination of one-to-four family residential loans, (iv) limiting other types of loans which could increase credit risk or operating costs, and (v) using customer service to build and maintain a substantial level of core depositor accounts.

         The executive offices of the Company and the Bank are located at 1019 Park Street, Peekskill, New York 10566, and the telephone number at that address is (914) 737-2777.

         The Company and the Bank are regulated by the Office of Thrift Supervision ("OTS"). The Bank is a member of the Federal Home Loan Bank System ("FHLB System") and is a stockholder in the Federal Home Loan Bank ("FHLB") of New York. The Bank is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Competition

         The Company faces significant competition for the loans it originates and the deposits it accepts. The Company's market area has a high density of financial institutions, from small community banks to branches of large non-local institutions, all of which compete with the Company to varying degrees. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies and other institutional lenders. The Company successfully competes for loans by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive within its market area. Changes in the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may be more willing than the Company or its competitors to make credit available but which have not generally engaged in lending activities in the Company's market area in the past. The Company's most direct competition for deposits has historically come from savings banks, savings and loan associations, and commercial banks, as well as money market funds, stock and bond mutual funds, and brokerage companies. The Company competes for deposits by emphasizing product delivery and customer support at generally competitive interest rates.

Market Area

         First Federal conducts business in Northern Westchester, Putnam and Dutchess counties through its main office located in Peekskill, New York and two branch offices located in Yorktown Heights, New York and Mohegan Lake, New York. First Federal's primary market area consists of communities within Westchester and Putnam counties. Peekskill is located approximately 50 miles northwest of the Borough of Manhattan in New York City.

         Peekskill was traditionally a small town whose inhabitants were employed in small and medium sized businesses in the surrounding communities. However, with the growth of the New York Metropolitan area and the expansion of business activities in the White Plains area, Peekskill, and particularly the surrounding communities, have evolved into suburban bedroom communities. More recently, however, Peekskill's market area has experienced limited economic and demographic growth. The city of Peekskill has a significant level of low income housing and has experienced very limited levels of single-family housing construction in recent decades. In contrast, other portions of the Bank's market area such as Yorktown and Putnam Valley have recently experienced somewhat more growth, both economically and demographically, with increased levels of single-family housing construction.

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

Lending Activities

         Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family properties. At June 30, 1997, the Company had net loans of $45.5 million, which represents 24.9% total assets. The loan portfolio at that date consisted of 94.9% of one-to-four family mortgage loans, the majority of which are owner occupied; 1.6% of multi-family mortgage loans; 1.1% of commercial mortgage loans; 1.4% of construction loans; and 1.0% of other loans.

          The following table sets forth the composition of the loan portfolio in dollar amounts and percentages as of the dates indicated. In addition, the table sets forth the loan portfolio by fixed- and adjustable-rate balances as of the dates indicated.

                                                                                       June 30,
                                               ----------------------------------------------------------------------------------
                                                       1997                            1996                         1995
                                               ---------------------         -----------------------      -----------------------
                                               Amount        Percent          Amount         Percent        Amount        Percent
                                               ------        -------          ------         -------        ------        -------
                                                                               (Dollars in thousands)
Real Estate Loans:
 One-to-four family ...............         $ 44,163           94.9%        $ 38,644          95.5%       $ 40,112          95.2%
 Multi-family .....................              724            1.6              394           1.0             426           1.0
 Commercial .......................              531            1.1              285           0.7             308           0.7
 Construction .....................              670            1.4              579           1.4             725           1.7
                                            --------          -----         --------         -----        --------         -----
     Total real estate loans ......           46,088           99.0           39,902          98.6          41,571          98.6
                                            --------          -----         --------         -----        --------         -----
Other Loans:
  Passbook loans and other ........              341            0.8              404           1.0             356           0.9
  Student .........................              102            0.2              143           0.4             215           0.5
                                            --------          -----         --------         -----        --------         -----
     Total consumer loans .........              443            1.0              547           1.4             571           1.4
                                            --------          -----         --------         -----        --------         -----
     Total loans ..................           46,531          100.0%          40,449         100.0%         42,142         100.0%
                                                              =====                          =====                         =====
Less:
 Loans in process .................             (195)                           (114)                         (273)
 Net deferred loan origination fees             (207)                           (259)                         (335)
 Allowance for loan losses ........             (622)                           (519)                         (474)
                                            --------                        --------                      --------
 Total loans, net .................         $ 45,507                         $39,557                      $ 41,060
                                            ========                        ========                      ========
Fixed-Rate Loans:
  Real estate loans ...............         $ 45,015           96.7%        $ 38,770          95.8%       $ 40,297          95.6%
  Other loans .....................              443            1.0              547           1.4             571           1.4
                                            --------          -----         --------         -----        --------         -----
    Total fixed rate loans ........           45,458           97.7           39,317          97.2          40,868          97.0

Adjustable-Rate Loans:
  Real estate loans ...............            1,073            2.3            1,132           2.8           1,274           3.0
                                            --------          -----         --------         -----        --------         -----
    Total loans ...................         $ 46,531          100.0%        $ 40,449         100.0%       $ 42,142         100.0%
                                            ========          =====         ========         =====        ========         =====

                                                                                June 30,
                                            -------------------------------------------------------------------------------
                                                             1994                                      1993
                                            -----------------------------------        ------------------------------------
                                                Amount                  Percent          Amount                 Percent
                                                ------                  -------          ------                 -------
Real Estate Loans:
 One-to-four family ...............           $ 38,979                   95.8%          $ 41,635                  95.6%
 Multi-family .....................                458                    1.1                460                   1.1
 Commercial .......................                329                    0.8                562                   1.3
 Construction .....................                165                    0.4                180                   0.4
                                              --------                  -----           --------                 -----
     Total real estate loans ......             39,931                   98.1             42,837                  98.4
                                              --------                  -----           --------                 -----

Other Loans:
  Passbook loans and other ........                524                    1.3                428                   1.0
  Student .........................                255                    0.6                287                   0.6
                                              --------                  -----           --------                 -----
     Total consumer loans .........                779                    1.9                715                   1.6
                                              --------                  -----           --------                 -----
     Total loans ..................             40,710                  100.0%            43,552                 100.0%
                                              ========                  =====           ========                 =====

Less:
 Loans in process .................                (50)                                      (32)
 Net deferred loan origination fees               (363)                                     (349)
 Allowance for loan losses ........               (336)                                     (276)
                                              --------                                  --------
 Total loans, net .................           $ 39,961                                 $  42,895
                                              ========                                  ========

Fixed-Rate Loans:
  Real estate loans ...............           $ 38,571                   94.7%          $ 41,155                  94.5%
  Other loans .....................                779                    1.9                715                   1.6
                                              --------                  -----           --------                 -----
    Total fixed rate loans ........             39,350                   96.6             41,870                  96.1

Adjustable-Rate Loans:
  Real estate loans ...............              1,360                    3.4              1,682                   3.9
                                              --------                  -----           --------                 -----
    Total loans ...................           $ 40,710                  100.0%          $ 43,552                 100.0%
                                              ========                  =====           ========                 =====


         Loan Maturities. The following table shows the contractual maturity of the loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period that includes the final contractual due date and, accordingly, does not reflect the effects of periodic amortization payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                     Due in
                                               ---------------------------------------------
                                               Less than       More than 1        More than
                                                1 Year       Year to 5 Years      5 Years            Total
                                               --------      ---------------      ----------         -----
                                                                        (In thousands)
Mortgage loans:
  One-to-four family................            $   52           $3,342           $40,769           $44,163
  Multi-family......................               ---              360               364               724
  Commercial........................               ---              348               183               531
  Construction......................               670              ---               ---               670
                                                ------           ------           -------           -------
    Total mortgage loans............               722            4,050            41,316            46,088

Other loans.........................               351               44                48               443
                                                ------           ------           -------           -------
    Total loans.....................            $1,073           $4,094           $41,364           $46,531
                                                ======           ======           =======           =======


         The following table sets forth, by type of interest rate, the dollar amounts in each loan category at June 30, 1997 that are contractually due in more than one year.


                                           Fixed          Adjustable            Total
                                          -------         ----------           -------
                                                         (In thousands)
Mortgage loans:
  One-to-four family...........           $43,038            $1,073           $44,111
  Multi-family.................               720               ---               724
  Commercial...................               531               ---               531
                                          -------            ------           -------
    Total mortgage loans.......            44,293             1,073            45,366

Other loans....................                92               ---                92
                                          -------            ------           -------
    Total loans................           $44,385            $1,073           $45,458
                                          =======            ======           =======

         Loans-to-One-Borrower. Pursuant to Federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1997, based on the 15% limitation, the Bank's loans-to-one borrower limit was $6.7 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of June 30, 1997, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $360,000. This asset, which consists of a loan participation secured by a 61 unit residential apartment complex in Pelham, New York, was performing in accordance with its contractual terms at June 30, 1997.

         Loan Underwriting. The Bank's lending practices are subject to its written underwriting standards and established loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy) by the Bank's independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

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

         One-to-Four Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of fixed-rate loans secured by mortgages on owner-occupied one-to-four family residences. At June 30, 1997, $44.2 million, or 94.9%, of the Bank's loan portfolio consisted of mortgage loans secured by one-to-four family residences. Substantially all of the residential loans originated by the Bank are secured by properties located in its primary lending area. All of the one-to-four family residential loans originated by the Bank are retained and serviced by it except for loans originated for the State of New York Mortgage Agency ("SONYMA") which are sold to SONYMA at closing. In order to supplement one-to-four family residential loan products, the Bank from time to time has purchased one-to-four family residential loan participations, although it has not done so in recent years. However, depending on future market conditions, it may do so in the future.

         The Bank currently offers conventional fixed-rate loans with maximum terms of up to 30 years. The interest rate on such loans is generally based on competitive factors. The Bank does not offer adjustable-rate residential loans, although it may do so in the future, depending on market conditions.

         In underwriting one-to-four family residential real estate loans, the Bank evaluates the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan, the loan-to-value ratio and debt-to-income ratios. First Federal originates residential mortgage loans with loan-to-value ratios of up to 80% for owner-occupied homes. During fiscal year 1997, the Bank started originating loans up to 90% of appraised value with private mortgage insurance to reduce the Bank's exposure to 80% or less.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         The Bank also originates home equity loans secured by a lien on the borrower's residence. Home equity loans are generally limited to $80,000 and are originated using the same underwriting standards applicable to the Bank's one-to-four family residential mortgage loans. The Bank currently offers home equity loans for terms of up to 7 years. At June 30, 1997, the Bank had $2.4 million of outstanding advances under home equity loans (included in total one-to-four family mortgage loans).

         Multi-Family and Commercial Real Estate Lending. At June 30, 1997, the Bank had $531,000 in commercial real estate loans, representing 1.1% of the total loan portfolio, and $724,000 in multi-family loans, or 1.6% of the total loan portfolio. The Bank's multi-family loan portfolio consists of a participation interest in a loan secured by an apartment complex and two Bank-originated loans. The Bank's commercial real estate loan portfolio consists of a participation interest in a loan secured by a strip shopping center and three Bank-originated loans. At June 30, 1997, all of these loans were performing in accordance with their contractual terms.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including larger outstanding balances, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

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

         Loans to individuals for the construction of their residences typically have terms of up to 30 years and are structured to provide both construction and "permanent" financing. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating conventional permanent residential loans. At June 30, 1997, the Bank had $430,000 of one-to-four family residential construction loans to borrowers intending to live in the properties upon completion of construction. Subject to future market conditions, the Bank intends to continue its construction lending activities to persons intending to be owner-occupants.

         On occasion, the Bank makes loans to builders to finance the construction of one-to-four family residences. These loans are made on the same terms as loans to individuals for the construction of single-family residences. At June 30, 1997, the Bank had one loan of this type for $240,000. While the Bank may engage in this type of lending from time to time in the future, the Bank currently expects that its total volume at any one time will be limited.

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

         Other Loans. The Bank offers passbook, home improvement and student loans for personal and educational purposes. At June 30, 1997, other loans totaled $443,000 or 1.0% of total loans outstanding. In the future, the Bank may expand its consumer lending somewhat to increase home improvement loans.

         Originations and Repayments of Loans. Real estate loans are originated by First Federal's loan officers. In addition, in the future, the Bank may utilize outside mortgage loan brokers in an attempt to increase loan production, although there are no specific plans to do so at this time. Loan applications are taken at each of First Federal's offices and processed at the main office.

         The Bank's ability to originate loans is dependent upon competition and customer demand for loans in its market area. Demand is affected by both the local economy and the interest rate environment. See "Competition" and "Market Area." Historically, all loans originated by First Federal are retained in the Bank's portfolio.

         The following table shows the loan origination and repayment activities of the Bank for the periods indicated.


                                                                    Year Ended June 30,
                                                            ----------------------------------
                                                             1997         1996          1995
                                                            -------      -------       -------
                                                                       (In thousands)
Originations by type:
  Real estate - one-to-four family...................       $11,144      $ 4,355       $ 5,139
                - multi-family.......................           364          ---           ---
                - commercial.........................           276          ---           ---
                - construction.......................           972          640           949
  Other..............................................           529          560           414
                                                            -------      -------       -------
         Total loans originated......................        13,285        5,555         6,502
                                                            -------      -------       -------

Principal Repayments:
  Real estate - one-to-four family...................        (5,405)      (5,684)       (4,012)
                - multi-family.......................           (34)         (32)          (32)
                - commercial.........................           (30)         (23)          (21)
                - construction.......................          (881)        (627)         (384)
  Other..............................................          (633)        (584)         (621)
                                                            -------      -------       -------
         Total principal repayments..................        (6,983)      (6,950)       (5,070)
                                                            -------      -------       -------

Transferred to real estate owned.....................          (220)        (139)          ---
                                                            -------      -------       -------
         Net increase (decrease) in total loans......       $ 6,082     $(1,534)       $ 1,432
                                                            =======      =======       =======

Asset Quality

         Loan Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 15 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the loan is contractually delinquent 90 days, the Bank usually sends a 30-day demand letter to the borrower and, after the loan is contractually delinquent 120 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at auction and may be purchased by the Bank.

         Real estate acquired by First Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at estimated fair value less the estimated cost of disposition, with the resulting write-down charged to the allowance for loan losses. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized.

         The following table sets forth information concerning the Bank's loan delinquencies at June 30, 1997 and 1996:


                                      Loans Delinquent For:
                               --------------------------------------      Total Delinquent
                                   60-89 Days        90 Days and Over            Loans
                               ------------------    -----------------     ----------------
                               Number     Amount     Number     Amount     Number     Amount
                               ------     ------     ------     ------     ------     ------
                                                (Dollars in thousands)
One-to-four family real
estate loans:
  June 30, 1997............          9    $   394        27(1)  $2,004(1)      36     $2,398
                                 =====    =======      ====     ======      =====     ======

  June 30, 1996............         16     $1,630        26     $1,252         42     $2,882
                                 =====     ======      ====     ======      =====     ======

        (1) Includes a $1.1 million participation interest in certain residential mortgage loans as discussed below.

         Classification of Assets. Federal regulations require that each savings association classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review, the Bank classified $2.0 million of loans and $220,000 of real estate owned as substandard at June 30, 1997. There were no assets classified as doubtful or loss at that date. The foregoing asset classifications are generally consistent with those of the OTS and FDIC.

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Real estate owned represents properties acquired in settlement of loans.

                                                                                        June 30,
                                                           -------------------------------------------------------------
                                                             1997         1996         1995         1994            1993
                                                            ------       ------       ------       ------          ------
                                                                                  (Dollars in thousands)

Accruing loans past due more than 90 days:
  One-to-four family mortgage loans..................       $  930      $ 1,252      $ 2,096       $1,698          $2,054
  Consumer loans.....................................          ---          ---          ---           18              18
Non-accrual loans:
  Participation interest in one-to-four family
   mortgage loans....................................        1,074          ---          ---          ---             ---
                                                            ------       ------       ------       ------          ------
Total non-performing loans...........................        2,004        1,252        2,096        1,716           2,072

Real estate owned:
  Single-family property.............................          220          ---          ---          ---             ---
                                                            ------       ------       ------       ------          ------

Total non-performing assets..........................       $2,224       $1,252       $2,096       $1,716          $2,072
                                                            ======       ======       ======       ======          ======
Total as a percentage of total assets................         1.2%         0.7%         1.3%         1.1%            1.4%
                                                              ===          ===          ===          ===             ===

         As of June 30, 1997, the Bank had no non-performing loans (other than the TASCO participation interest discussed below) with a carrying value in excess of $182,000.

         During 1986 and 1987, the Bank purchased from the Thrift Association Service Corporation ("TASCO") participation certificates representing six participation interests in pools of one-to-four family residential loans (the "TASCO Loans"). Pursuant to the participation certificates, principal and interest payments on the underlying loans within each pool were to be paid to the Bank whether or not such payments were collected by TASCO.

         During 1989, TASCO sold the servicing of the loans underlying the participation interests to City Federal Savings Bank ("City Federal"). As part of the purchase agreement, City Federal agreed to assume the guarantee of TASCO with regard to the principal and interest payments of the loans. City Federal subsequently went into receivership and its obligations were assumed by the Resolution Trust Corporation ("RTC"). Subsequently, the obligations of the RTC were assumed by the FDIC.

         The FDIC is disputing its obligations under the applicable agreements to make principal and interest payments on the participation certificates whether or not such amounts are collected from the borrowers. The FDIC ceased forwarding all payments to the participants (including those collected and due to participants) during the first quarter of fiscal 1997, at which time the Bank placed the loans on non-accrual status. Further, the FDIC is demanding reimbursement of principal and interest payments previously made by the FDIC but not collected by them on the participation certificates. Its position is based on a review of the operative documents, negotiations with TASCO regarding the guarantee, and a belief that servicers do not normally act as financial guarantors. Settlement negotiations between the parties are proceeding; however, no assurance can be given as to when a settlement may be reached. Although the FDIC resumed making certain payments in the fourth quarter of fiscal 1997, the matter has not been resolved and the TASCO Loans of $1.1 million remain on non-accrual status at June 30, 1997 and interest payments of $21,000 received in the fourth quarter have been deferred. Foregone interest income due to the non-accrual status of the TASCO Loans was $74,000 for fiscal 1997. Interest income for the year was also reduced by the reversal of $67,000 in interest previously received on the TASCO Loans.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" in the Annual Report to Stockholders attached hereto as Exhibit 13, for a further discussion of non-performing assets.

         Other Loans of Concern. As of June 30, 1997 there were no loans (other than non-performing loans) with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in the loan portfolio. The allowance is established as an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance, which is subject to periodic review by the Bank's regulators, takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem (non-performing) loans, estimated value of underlying collateral, and current economic conditions that may affect the borrowers' ability to pay.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth activity in of the Bank's allowance for loan losses for the periods indicated.


                                                                                   Year Ended June 30,
                                                             ------------------------------------------------------------
                                                               1997         1996          1995         1994          1993
                                                             ------       -------       -------      -------       -------
                                                                                   (Dollars in thousands)

Balance at beginning of year.........................        $  519       $  474        $  336       $  276        $  216
Provision for loan losses............................           143           45           160           60            60
Charge-offs:
  One-to-four family.................................           (40)         ---           (22)         ---           ---
                                                             ------       ------        ------       ------        ------
Balance at end of year...............................        $  622       $  519        $  474       $  336        $  276
                                                             ======       ======        ======       ======        ======

Ratio of net charge-offs to average loans
  outstanding .......................................          0.1%         ---%          0.1%         ---%          ---%
                                                               ===         ====         =====       ======        ======

Ratio of net charge-offs to average non-performing
  loans..............................................          2.0%         ---%          1.2%         ---%          ---%
                                                               ===         ====         =====       ======        ======

         The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to total loans at the dates indicated.

                                                                             June 30,
                          ---------------------------------------------------------------------------------------------------------
                                           1997                               1996                                1995
                          -----------------------------------   ---------------------------------    ------------------------------
                                                      Percent                             Percent                           Percent
                                                     of Loans                            of Loans                          of Loans
                                            Loan      in Each                  Loan      in Each                  Loan      in Each
                              Amount of    Amounts   Category    Amount of    Amounts    Category    Amount of   Amounts   Category
                              Loan Loss      by      to Total    Loan Loss      by       to Total    Loan Loss     by      to Total
                              Allowance   Category     Loans     Allowance   Category      Loans     Allowance  Category     Loans
                              ---------   --------     -----     ---------   --------      -----     ---------  --------     -----
                                                                       (Dollars in thousands)

One-to-four family.........      $  622      $44,163     94.9%  $   519     $38,644         95.5%    $  474   $ 40,112        95.2%
Multi-family...............         ---          724      1.6       ---         394          1.0        ---        426         1.0
Commercial.................         ---          531      1.1       ---         285          0.7        ---        308         0.7
Construction...............         ---          670      1.4       ---         579          1.4        ---        725         1.7
Other......................         ---          443      1.0       ---         547          1.4        ---        571         1.4
                                 ------      -------    -----   -------     -------        -----   --------   --------       -----
    Total..................      $  622      $46,531    100.0%  $   519     $40,449        100.0%    $  474   $ 42,142       100.0%
                                 ======      =======    =====   =======     =======        =====   ========   ========       =====



                                                           June 30,
                            -------------------------------------------------------------------
                                           1994                              1993
                            --------------------------------    -------------------------------
                                                     Percent                            Percent
                                                    of Loans                           of Loans
                                            Loan     in Each                  Loan      in Each
                              Amount of    Amounts  Category    Amount of    Amounts   Category
                              Loan Loss      by     to Total    Loan Loss      by      to Total
                              Allowance   Category    Loans     Allowance   Category     Loans
                              ---------   --------    -----     ---------   --------     -----

One-to-four family......... $   336      $ 38,979      95.8%   $   276     $ 41,635       95.6%
Multi-family...............     ---           458       1.1        ---          460        1.1
Commercial.................     ---           329       0.8        ---          562        1.3
Construction...............     ---           165       0.4        ---          180        0.4
Other......................     ---           779       1.9        ---          715        1.6
                            -------      --------     -----   --------     --------      -----
    Total.................. $   336      $ 40,710     100.0%  $    276     $ 43,552      100.0%
                            =======      ========     =====   ========     ========      =====



Investment Activities

         General. The Bank utilizes mortgage-backed and other debt securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, management considers, among other things, the Bank's yield and interest rate objectives, its interest rate risk and credit risk position, and its liquidity and cash flow. All investments are ratified by the Bank's Board of Directors or Executive Committee.

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 and "Regulation - Liquidity."

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

         Securities Portfolio Composition. The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                               June 30,
                                           --------------------------------------------------------------------------
                                                     1997                       1996                      1995
                                           ----------------------    ----------------------      --------------------
                                           Amortized       Fair       Amortized       Fair       Amortized      Fair
                                             Cost          Value        Cost         Value         Cost        Value
                                           --------      --------    ---------     --------     --------     --------
                                                                            (In thousands)
Held-to-Maturity:
----------------
Mortgage-backed securities:
  Pass-through securities:
     Freddie Mac......................      $57,834       $57,910     $ 64,437     $ 64,221     $ 64,597     $ 64,719
     Ginnie Mae.......................       32,526        33,360       36,240       35,937       19,190       19,400
     Fannie Mae.......................        8,056         8,030        7,096        6,956        3,135        3,154
  CMOs................................       18,049        18,144       10,448       10,261       13,025       12,985
                                           --------      --------    ---------     --------     --------     --------
                                            116,465       117,444      118,221      117,375       99,947      100,258
U.S. Agency and other debt
  securities..........................        9,985         9,904       10,979       10,714        5,474        5,401
                                           --------      --------    ---------     --------     --------    ---------
   Total held-to-maturity.............      126,450       127,348      129,200      128,089      105,421      105,659

Available-for-sale:
------------------
U.S. Agency and other debt
  securities..........................        2,999         2,983        2,500        2,459        1,998        1,976
                                           --------      --------    ---------    ---------    ---------    ---------
  Total securities....................     $129,449      $130,331     $131,700     $130,548     $107,419     $107,635
                                           ========      ========     ========     ========     ========     ========

                                      17

         Mortgage-Backed Securities. The Bank invests in mortgage-backed pass-through securities in order to supplement loan production and achieve its asset/liability management goals. All of these securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a Federal agency or are rated "AA" or higher. However, it should be noted that, while a (direct or indirect) Federal guarantee or a high credit rating may indicate a high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting its policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, the Bank's mortgage-backed pass-through securities portfolio at June 30, 1997 included (i) $45.8 million of securities with remaining contractual maturities of five years or less and (ii) $38.2 million of adjustable-rate mortgage-backed securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Risk Management" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         In addition to mortgage-backed pass-through securities, the Bank invests in collateralized mortgage obligations ("CMOs"). Unlike pass-through securities which have a single-class structure resulting in pro-rata distributions to all security holders, CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs could be shorter than the contractual maturities as shown on the table on page 20. Although a significant proportion of the Bank's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs are subject to change.

         The Bank invests in CMOs as an alternative to mortgage loans and mortgage-backed pass-through securities as part of its asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Bank has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because the Bank's CMOs are purchased as an alternative to mortgage loans and because the Bank has the ability and intent to hold such securities to maturity, all such securities are classified as held-to-maturity. At June 30, 1997, the Bank held CMOs with a carrying value of $18.0 million, substantially all of which were of expected short and intermediate duration.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. As of June 30, 1997, the Bank had no high-risk securities.

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

         In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro-rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Bank's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments.

         The following table sets forth mortgage-backed securities purchases, and principal repayments for the periods indicated. There were no sales of mortgage-backed securities during these periods.

                                                                    Year Ended June 30,
                                                            ----------------------------------
                                                             1997         1996          1995
                                                            -------      -------       -------
                                                                     (In thousands)
Purchases:
  Adjustable-rate pass-throughs......................       $ 2,000      $20,475       $ 2,982
  Fixed-rate pass-throughs...........................         8,139       17,747         4,017
  CMOs ..............................................         7,794          ---           ---
                                                            -------      -------       -------
         Total purchases.............................        17,933       38,222         6,999

Principal repayments.................................       (19,689)     (20,087)      (11,641)
                                                            -------      -------       -------

  Net (decrease) increase ...........................      $ (1,756)     $18,135      $ (4,642)
                                                            =======      =======       =======

         Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of the Company's securities portfolio at June 30, 1997. These securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of the Bank's CMOs, the Bank's short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

                                                                 Principal Balances Due in
                                           ------------------------------------------------------------
                                                    More than
                                   Less than       1 Year to       More than 5       More than
                                    1 Year          5 Years     Years to 10 Years     10 Years           Total
                                   --------         --------    -----------------     --------         --------
                                                                    (Dollars in thousands)
Mortgage-backed securities:
  Pass-through securities:
     Freddie Mac ..........        $  3,142         $ 38,681         $  9,439         $  7,138         $ 58,400
     Ginnie Mae ...........            --                 75              894           31,595           32,564
     Fannie Mae ...........            --              3,876            1,003            3,171            8,050
  CMOs ....................            --                985            2,474           14,666           18,125
                                   --------         --------         --------         --------         --------
     Total ................        $  3,142         $ 43,617         $ 13,810         $ 56,570         $117,139
                                   ========         ========         ========         ========         ========
     Weighted average yield            5.70%            6.02%            6.75%            6.75%            6.45%

U.S. Agency and other debt
 securities ...............        $   --           $  6,500         $  3,000         $  3,500         $ 13,000
                                   ========         ========         ========         ========         ========
     Weighted average yield           --- %             5.82%            6.79%            7.94%            6.61%

         The Bank's holdings of mortgage-backed securities have increased in recent years as a result of increased competition for mortgage loans and the Bank's increased focus on its asset/liability management. Federal agency mortgage-backed securities carry a yield generally lower than that of the corresponding type of residential loan due to the implied Federal agency guarantee fee and the retention of a servicing spread by the loan servicer. The Bank's other debt securities also carry lower yields due to the implied Federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans. Accordingly, if the proportion of the Bank's assets consisting of mortgage-backed and other debt securities increases, the Bank's asset yields would likely be somewhat adversely affected. The Bank will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

         Other Debt Securities. To date, the Bank's investment strategy has been directed toward high-quality assets (primarily U.S. government and agency obligations) with short and intermediate terms (ten years or less) to maturity and liquidity investments. At June 30, 1997, the Bank did not own any debt securities of a single issuer which exceeded 10% of the Bank's equity, other than U.S. government or Federal agency obligations.

         The following table sets forth the composition of the Bank's other debt securities and other investments at the dates indicated.

                                                                                          June 30,
                                                      -----------------------------------------------------------------------------
                                                                 1997                       1996                       1995
                                                      -------------------------- -------------------------- -----------------------
                                                        Amortized      % of        Amortized      % of        Amortized      % of
                                                          Cost         Total         Cost         Total         Cost         Total
                                                                                   (Dollars in Thousands)
Other debt securities:
  Held-to-maturity...................................       $ 9,985           76.9%    $10,979           81.5%     $5,474     73.3%
  Available-for-sale(1)..............................         2,999           23.1       2,500           18.5       1,998     26.7
                                                           --------         ------    --------         ------      ------    -----
     Total...........................................       $12,984          100.0%    $13,479          100.0%     $7,472    100.0%
                                                            =======          =====     =======          =====      ======    =====
Average remaining life of other debt securities......        81 mo.                     79 mo.                     63 mo.

FHLB stock...........................................       $ 1,463                   $  1,319                     $1,319
                                                            =======                   ========                     ======
Interest-bearing deposits with banks.................       $ 3,680                    $16,300                     $3,300
                                                            =======                    =======                     ======

(1) The fair value of available-for-sale securities at June 30, 1997, 1996 and 1995 was $3.0 million, $2.5 million and $2.0 million, respectively.

Sources of Funds

         General. The Bank's primary sources of funds are depositor accounts, payments (including prepayments) of loan principal, interest and dividends earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Depositor Accounts. First Federal offers various types of depositor accounts having a variety of interest rates and terms. These accounts consist of regular savings and club accounts, money market and NOW accounts, and savings certificates. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these depositor accounts.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in customer demand. As certain customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank manages the pricing of its depositor accounts in keeping with its asset/liability management, profitability and growth objectives.

         Based on its experience, the Bank believes that substantial portions of its regular savings, club, money market and NOW accounts are relatively stable sources of funds. The Bank has used customer service and marketing initiatives in an effort to maintain and increase the volume of these accounts. However, the ability of the Bank to attract and maintain these accounts (as well as savings certificates) has been and will be affected by competition and market conditions. In particular, the Bank believes that it would be very difficult to increase rapidly the "core" portion of its regular savings, club, money market and NOW accounts. In total, these account types decreased by $4.8 million, $7.3 million and $23.3 million in fiscal 1997, 1996 and 1995, respectively. Management believes that a large portion of these amounts transferred into savings certificates as a result of interest rate increases on alternate investments. In the future, the Bank will continue to stress, subject to market conditions, the retention of non-certificate accounts.

         The following table sets forth the distribution of depositor accounts and the related weighted average interest rates as of the dates indicated.

                                                                               June 30,
                                                      1997                        1996                       1995
                                              -----------------------------------------------------------------------------------
                                                               Average                    Average                     Average
                                                 Amount         Rate         Amount         Rate        Amount          Rate
                                                 ------         ----         ------         ----        ------          ----
                                                                        (Dollars in thousands)

Money market and NOW .....................       $10,989        2.85%       $12,090         2.45%     $ 12,914          2.45%
Regular savings...........................        54,000        3.00         57,664         3.00        64,142          3.00
Club accounts.............................           717        3.00            725         3.00           733          3.00
                                                --------                  ---------                   --------
                                                  65,706        2.97         70,479         2.91        77,789          2.91
                                                  ------                   --------                     ------
Savings certificates by remaining period
 to maturity:
   Less than 1 year.......................        53,825        5.53         48,026         5.38        39,012          5.56
   More than 1 year to 3 years............         9,707        6.26          5,464         5.54         8,391          6.35
   More than 3 years......................         3,180        6.17          4,335         6.94         5,741          6.40
                                                --------                  ---------                   --------
                                                  66,712        5.66         57,825         5.51        53,144          5.77
                                                 -------                  ---------              -    --------
Total.....................................      $132,418        4.33%      $128,304         4.08%     $130,933          4.07%
                                                ========                   ========                   ========

         The following table sets forth the deposit activity at the Bank during the periods indicated.

                                                                      Year Ended June 30,
                                                    --------------------------------------------------
                                                      1997                1996                  1995
                                                    ---------           ---------            ---------
                                                                     (Dollars in thousands)

Opening balance.............................         $128,304            $130,933             $133,891
Deposits(1).................................          112,066             107,874              119,213
Withdrawals(1)..............................         (112,514)           (115,005)            (126,115)
Interest credited...........................            4,562               4,502                3,944
                                                    ---------           ---------             --------

Ending balance..............................         $132,418            $128,304             $130,933
                                                    =========           =========             ========

Net increase (decrease).....................        $   4,114          $   (2,629)           $  (2,958)
                                                    =========           =========             ========

Percent increase (decrease).................             3.2%              (2.0)%                 (2.2)%
                                                         ===             =======                  =====

            (1) Includes transfers of funds within the Bank.

         The following table sets forth information about the Bank's savings certificates greater than $100,000 by remaining period to maturity as of June 30, 1997.


                                                                    Weighted
                                                       Amount     Average Rate
                                                       ------     ------------
                                                       (Dollars in thousands)
Within three months..........................          $1,039         5.34%
After 3 but within 6 months..................           3,146         5.48
After 6 but within 12 months.................           1,937         5.39
After 12 months..............................           2,043         6.44
                                                       ------
  Total......................................          $8,165         5.68%
                                                       ======

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

         The following table sets forth information concerning the balances and interest rates on FHLB advances for the periods indicated. The Bank had no other outstanding borrowings during the periods shown.

                                                                    Year Ended June 30,
                                                            ----------------------------------
                                                              1997         1996         1995
                                                            --------     --------     --------
                                                                   (Dollars in thousands)

Maximum balance.....................................        $  ---       $15,500       $7,500
Average balance.....................................           ---           150        2,454
Year-end balance....................................           ---           500          ---
Interest rate at year end...........................           --- %        5.63%         ---%
Average interest rate during the year...............           --- %        7.33%        4.65%

         The Bank has used advances from time to time to provide funds for investment opportunities and to fund deposit outflows. The Bank may also use advances to extend the maturity of its liabilities if deemed appropriate in connection with its asset/liability management efforts.

Service Corporations

         As a federally chartered savings bank, First Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At June 30, 1997, First Federal had no service corporations.

Employees

         At June 30, 1997, the Bank had a total of 25 full-time and 3 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Regulation

         General. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government.

Accordingly, First Federal is subject to broad Federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. First Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two deposit funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of June 30, 1996. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended June 30, 1997 was approximately $52,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of First Federal is prescribed by Federal laws which prohibit it from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by Federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. First Federal is in compliance with the noted restrictions.

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, First Federal's lending limit under the 15% limitation was $6.7 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period.

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

           For the first six months of 1995, the assessment schedule for BIF and SAIF deposits ranged from 0.23% to 0.31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of 0.04% to 0.31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1997, to provide a range of 0% to 0.27%. The SAIF rates, however, were not adjusted.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums' legislation to recapitalize the SAIF was enacted on September 30, 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at 0.657% of deposits by the FDIC; First Federal's resulting assessment of $884,000 was paid in November 1996. This special assessment significantly increased non-interest expense and adversely affected the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, First Federal's annual deposit insurance premiums were reduced to zero for calendar 1997 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered Financing Corporation ("FICO") to provide financing for resolving the thrift crisis in the 1980s. Although the FDIC equalized the SAIF and BIF assessment schedule effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires FICO assessments to be made on BIF-assessable deposits, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The calendar 1997 rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.48 basis points on SAIF deposits and 1.3 basis points on BIF deposits. First Federal's FICO assessment amounted to $42,000 for the six months ended June 30, 1997.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, First Federal had no intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At June 30, 1997, First Federal had no subsidiaries.

         At June 30, 1997, First Federal had tangible capital of $44.7 million, or 24.9% of adjusted total assets, which is approximately $42.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased mortgage servicing rights and credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At June 30, 1997, First Federal had core capital equal to $44.7 million, or 24.9% of adjusted total assets, which is $39.3 million above the minimum leverage ratio requirement of 3% of adjusted total assets in effect on that date.

          The OTS risk-based capital regulations require savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based capital requirement only up to the amount of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, First Federal had $622,000 of general loss reserves, which exceeded 1.25% of risk-weighted assets by $37,000.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

         OTS regulations also require savings associations with more than normal interest rate risk exposure to deduct from total capital, for purposes of determining compliance with the risk-based capital requirement, an amount equal to 50% of the association's interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% (such as First Federal) is exempt from this requirement unless the OTS determines otherwise. The OTS has indefinitely deferred implementation of the interest rate risk component of the risk-based capital requirements.

         On June 30, 1997, First Federal had total risk-based capital of $45.3 million (including $44.7 million in core capital and $581,000 in qualifying supplementary capital) and risk-weighted assets of $46.8 million, or total capital of 96.8% of risk-weighted assets. This amount was $41.5 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on First Federal's operations and profitability. Stockholders of the Company do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage ownership of present shareholders.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual-to-stock conversion.

         Generally, savings associations (such as the Bank) that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or (ii) 75% of its net income for the most recent four-quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not, meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

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

         Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 42.0% and a short-term liquid assets ratio of 3.4%.

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

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, First Federal met the test and has always met the test since its effectiveness.

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

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         In 1995 the Federal banking agencies, including the OTS, adopted revisions to the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in October 1995 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Company and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Subsidiaries of a savings association are generally not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries (if any) which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

         If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. First Federal is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 1997, First Federal had $1.5 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.46% and were 6.38% for calendar year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

Federal and State Taxation

         Federal Taxation. The Bank and the Company currently file separate Federal income tax returns. These returns are filed on a calendar-year basis using the accrual method of accounting.

         Savings associations such as the Bank are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for Federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is also computed under the experience method. A percentage-of-taxable-income method was also available in computing the qualifying loan bad debt deduction for tax years ended on or prior to December 31, 1995.

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage-of-taxable-income method (the "percentage bad debt deduction") was 8% for the years 1987-1995. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of this percentage-of-taxable-income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that which was applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Pursuant to changes in Federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995.

         This legislation also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period which will begin for the Bank either in 1997 or 1998, depending on whether it meets certain residential lending requirements. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its Federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Bank's base-year Federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Bank pays a dividend in excess of its current or accumulated earnings and profits, redeems any of its stock or is liquidated. The Bank has not established a deferred Federal tax liability under Statement of Financial Accounting Standards ("SFAS") No. 109 for its base-year Federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The unrecognized deferred tax liability was $1.7 million at June 30, 1997.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to the alternative minimum tax. This tax is imposed at a tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and net operating losses can offset no more than 90% of alternative minimum taxable income. The Company and the Bank do not expect to be subject to the alternative minimum tax.

         The Bank has been audited by the IRS with respect to Federal income tax returns through December 31, 1993, and all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

         New York Taxation. The Bank and the Company currently file a combined New York state tax return on a calendar-year basis. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State, or (c) $250. In addition, New York also imposes a general surtax on the applicable tax described above. The surtax was reduced to 2.5% for taxable years ended after June 30, 1996 and before July 1, 1997, and expired for taxable years thereafter. Entire net income is similar to Federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward). In addition, New York also imposes a Metropolitan Commuter Transportation District surcharge of 17% that is assessed on the New York State Franchise Tax (before general surtax).

         In July 1996, New York State enacted legislation to preserve the use of the percentage-of-taxable-income bad debt deduction for thrift institutions such as the Bank. In general, the legislation provides for a deduction equal to 32% of the Bank's New York State taxable income, which is comparable to the deductions permitted under the prior law. The legislation also provides for a floating base year, which will allow the Bank to switch from the percentage-of-taxable income method to the experience method without recapture of any reserve. Previously, the Bank had established a deferred New York State tax liability for the excess of its New York State tax bad debt reserves over the amount of its base-year New York State reserves. Since the new legislation effectively eliminated the reserves in excess of the base-year balances, the Bank reduced its deferred tax liability by $238,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

         Generally, New York State has requirements similar to Federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the recent legislation, New York continues to require that the Bank maintain its thrift institution charter and hold at least 60% of its assets in specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Bank expects to continue to meet the 60% requirement and does not anticipate engaging in any of the transactions which would require recapture of the base-year reserves. Accordingly, in conformity with SFAS No. 109, the related state deferred tax liability of approximately $0.6 million (net of Federal tax effect) has not been recognized.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.           Properties

         The Bank conducts its business at its main office and two other locations in its market area. The following table sets forth information concerning each of these offices as of June 30, 1997. At June 30, 1997, the total net book value of Peekskill's office properties and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was $240,000, distributed as follows by location:


                                    Year        Owned or      Net Book Value at
             Location             Acquired       Leased         June 30, 1997
----------------------------      --------      --------      ----------------
Main Office:
1019 Park Street                    1959         Owned           $137,000
Peekskill, New York

Full Service Branches:
1961 Commerce Street                1977         Leased             8,000
Yorktown Heights, New York

Westchester Mall, Rte. 6            1973         Leased            95,000
Mohegan Lake, New York

         The Bank is constructing a full service branch, for which it will have a ground lease with a base term of 20 years. This new location will replace our existing branch in Mohegan Lake, New York and is scheduled to open in the Company's fiscal second quarter.

         Management believes that the Bank's current facilities are adequate to meet its present and foreseeable future needs.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company.

Item 3.           Legal Proceedings

         From time to time, the Bank is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Bank's financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                    PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

         Page 43 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.           Selected Financial Data

         Page 1 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 3 through 15 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Pages 6 through 8 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 8.           Financial Statements and Supplementary Data

         Pages 16 through 41 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

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


                                   PART III


Item 10.          Directors and Executive Officers of the Registrant

         Information concerning directors is incorporated herein by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

(a)(1)            Financial Statements

         The following information appearing in 1997 Annual Report to Stockholders is herein incorporated by reference:

                                                                                                              Pages in
                                                                                                                Annual
Annual Report Section                                                                                           Report
---------------------                                                                                           ------

Independent Auditors' Report.............................................................................        16

Consolidated Balance Sheets as of June 30, 1997 and 1996.................................................        17

Consolidated Statements of Income for the Years
  Ended June 30, 1997, 1996 and 1995.....................................................................        18

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended June 30, 1997, 1996 and 1995...............................................................        19

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1997, 1996 and 1995....................................................................         20

Notes to Consolidated Financial Statements...............................................................     21-41

(a)(2)            Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is not applicable or has been included in the consolidated financial statements and notes thereto.

(a)(3)            Exhibits


                                                                              Reference to
    Regulation                                                              Prior Filing or
   S-K Exhibit                                                               Exhibit Number
      Number                              Document                           Attached Hereto
   -----------                            --------                          ----------------
        2         Plan of acquisition, reorganization, arrangement,               None
                  liquidation or succession
       3(a)       Articles of Incorporation                                        *
       3(b)       By-Laws                                                          *
        4         Instruments defining the rights of security holders,             *
                  including debentures
        9         Voting Trust Agreement                                          None


        10        Material contracts
                    Savings and Investment Plan                                    *
                    Retirement Income Plan                                         *
                    Form of 1995 Stock Option and Incentive Plan                   *
                    Employment Agreements of Eldorus Maynard and                   *
                     William J. LaCalamito
                    Supplemental Executive Retirement Agreements of
                     Eldorus Maynard and William J. LaCalamito                     **
                    Form of Recognition and Retention Plan                         **
                    Employee Stock Ownership Plan                                  **
        11        Statement regarding computation of per share earnings           None
        13        Annual Report to Security Holders                                13
        16        Letter regarding change in certifying accountants               None
        18        Letter regarding change in accounting principles                None
        21        Subsidiaries of Registrant                                       21
        22        Published report regarding matters submitted to vote of         None
                  security holders
        23        Consents of Experts and Counsel                                 None
        24        Power of Attorney                                               None
27                Financial Data Schedule (EDGAR filing only)
        28        Information from reports furnished to state insurance           None
                  regulatory authorities
        99        Additional Exhibits                                             None

------------------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on October 3, 1995 (File No. 33-97730) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Amendment No. 1 to Form S-1 registration statement filed on November 8, 1995 (File No. 33-97730) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1997, no current reports on Form 8-K were filed by the Company.

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


/s/ Dominick Bertoline              /s/ John Patrick Fay
----------------------------        --------------------------------------------
Dominick Bertoline, Director        John Patrick Fay, Director

Date: September 26, 1997            Date: September 26, 1997


/s/ Edward H. Dwyer                 /s/ Eldorus Maynard
----------------------------        --------------------------------------------
Edward H. Dwyer, Director           Eldorus Maynard, Chief Executive
                                    Officer and Chairman of the Board
Date: September 26, 1997            (Principal Executive and Operating Officer)

                                    Date: September 26, 1997

/s/ Robert E. Flower                /s/ William J. LaCalamito
----------------------------        --------------------------------------------
Robert E. Flower, Director          William J. LaCalamito, President,
                                     Chief Operating Officer and President
Date: September 26, 1997             (Principal Financial and Accounting
                                    Officer)

                                    Date: September 26, 1997