Form 10-Q
period 1997-09-30
PEEKSKILL FINANCIAL CORP
filed 1997-11-14
CIK 1001802

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                               ------------------

                                    Form 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File Number 0-27178

                         Peekskill Financial Corporation
           (Exact name of the registrant as specified in its charter)

       Delaware                                         13-3858258
(State of incorporation)                   (I.R.S. Employer Identification No.)

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

Yes     x                No
    ---------               ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class:                            SHARES OUTSTANDING at October 31, 1997
     -----                             --------------------------------------

  Common Stock, $.01 par value                         3,193,121

                         Peekskill Financial Corporation

                                    Form 10-Q

                    Quarterly Period Ended September 30, 1997

                         Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                                     Page

     Condensed Consolidated Balance Sheets at September 30, 1997
         and June 30, 1997                                                                       3

     Condensed Consolidated Statements of Income for the three
         months ended September 30, 1997 and 1996                                                4

     Condensed Consolidated Statement of Changes in Stockholders'
         Equity for the three months ended September 30, 1997                                    5

     Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 1997 and 1996                                                6

     Notes to Condensed Consolidated Interim Financial Statements                                7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                 9
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                                      12

                           Part II - Other Information

Other Information                                                                               13

Signatures                                                                                      15


Explanatory Note: This Quarterly Report on Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                                     September 30, 1997           June 30, 1997
                                                                     ------------------           -------------
Assets:
Cash and cash equivalents ............................                  $   5,018                   $   4,158
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $123,762 at September 30, 1997 and $127,348
     at June 30, 1997) ...............................                    122,510                     126,450
  Available-for-sale, at fair value (amortized cost of
     $3,500 at September 30, 1997 and $2,999 at
     June 30, 1997) ..................................                      3,493                       2,983
                                                                        ---------                   ---------
    Total securities .................................                    126,003                     129,433
                                                                        ---------                   ---------
Loans, net of allowance for loan losses of $637 at
     September 30, 1997 and $622 at June 30, 1997 ....                     46,544                      45,507
Federal Home Loan Bank stock .........................                      1,463                       1,463
Accrued interest receivable ..........................                        930                       1,064
Real estate owned ....................................                        220                         220
Deferred income taxes, net ...........................                        302                         304
Other assets .........................................                        762                         411
                                                                        ---------                   ---------
  Total assets .......................................                  $ 181,242                   $ 182,560
                                                                        =========                   =========
Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts .................................                  $ 131,862                   $ 132,418
  Mortgage escrow deposits ...........................                      1,172                       1,943
  Other liabilities ..................................                        911                       1,233
                                                                        ---------                   ---------
    Total liabilities ................................                    133,945                     135,594
                                                                        ---------                   ---------
Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share; 100,000
  shares authorized; none issued or outstanding)......
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued) ........                         41                          41
Additional paid-in capital ...........................                     40,057                      40,032
Unallocated common stock held by employee stock
  ownership plan ("ESOP") ............................                     (2,993)                     (3,034)
Unamortized awards of common stock under recognition
  and retention plan ("RRP") .........................                     (1,136)                     (1,188)
Treasury stock, at cost (906,629 shares) .............                    (12,543)                    (12,543)
Retained earnings, substantially restricted ..........                     23,876                      23,668
Net unrealized loss on available-for-sale securities,
  net of taxes .......................................                         (5)                        (10)
                                                                        ---------                   ---------
   Total stockholders' equity ........................                     47,297                      46,966
                                                                        ---------                   ---------

   Total liabilities and stockholders' equity ........                  $ 181,242                   $ 182,560
                                                                        =========                   =========

See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  For the Three Months
                                                                   Ended September 30,
                                                            1997                       1996
                                                            ----                       ----
Interest and dividend income:
 Loans ...............................                    $   918                    $   770
 Securities ..........................                      2,087                      2,069
 Interest-bearing deposits and other .                         90                        217
                                                          -------                    -------
  Total interest and dividend income .                      3,095                      3,056

Interest expense on depositor
  accounts and mortgage escrow deposits                     1,446                      1,322
                                                          -------                    -------

  Net interest income ................                      1,649                      1,734

Provision for loan losses ............                         15                         98
                                                          -------                    -------
  Net interest income after
    provision for loan losses ........                      1,634                      1,636
                                                          -------                    -------

Non-interest income ..................                         57                         60
                                                          -------                    -------
Non-interest expense:
  Compensation and benefits ..........                        450                        424
  Federal deposit insurance:
    Regular premiums .................                         36                         90
    Special assessment ...............                         --                        884
  Occupancy costs ....................                         92                         86
  Computer service fees ..............                         43                         42
  Professional fees ..................                         33                         43
  Safekeeping and custodial services .                         24                         23
  Other ..............................                        148                        128
                                                          -------                    -------
    Total non-interest expense .......                        826                      1,720
                                                          -------                    -------
Income (loss) before income tax
  expense (benefit) ..................                        865                        (24)
Income tax expense (benefit) .........                        370                       (233)
                                                          -------                    -------

  Net income .........................                    $   495                    $   209
                                                          =======                    =======

  Earnings per share (Note 3) ........                    $  0.17                    $  0.06
                                                          =======                    =======

See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                  (In thousands, except for per share amounts)


                                                           Unallocated Unamortized
                                                              Common    Awards of                          Net
                                                 Additional    Stock     Common                        Unrealized      Total
                                          Common  Paid-in      Held       Stock   Treasury   Retained    Loss on    Stockholders'
                                          Stock   Capital     By ESOP   Under RRP   Stock    Earnings   Securities    Equity
                                        -------- ---------- ---------- ---------- ---------  ---------  ----------  ------------

Balance at June 30, 1997 .............  $     41  $ 40,032  $ (3,034)  $ (1,188)  $(12,543)  $ 23,668   $    (10)  $ 46,966

    Net income
                                            --        --        --         --         --          495       --          495
    Dividends paid ($0.09 per
     share) ..........................      --        --        --         --         --         (287)      --         (287)
    Amortization of RRP awards .......
                                            --        --        --           52       --         --         --           52
    ESOP shares committed to be
     Released (4,100 shares) .........      --          25        41       --         --         --         --           66

    Decrease in net unrealized loss on
       available-for-sale securities,
       net of taxes                         --        --        --         --         --         --            5          5
                                         --------  --------  --------   --------   --------   --------   --------   --------


Balance at September 30, 1997.........  $     41  $ 40,057  $ (2,993)  $ (1,136)  $(12,543)  $ 23,876   $     (5)  $ 47,297
                                        ========  ========  ========   ========   ========   ========   ========   ========







See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                   For the Three Months Ended
                                                                                           September 30,
                                                                                 1997                       1996
                                                                                ------                     ------
Cash flows from operating activities:
  Net income ..............................................                   $    495                    $    209
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses .............................                         15                          98
    Depreciation and amortization expense .................                         22                          17
    ESOP and RRP expense ..................................                        118                         123
    Net amortization and accretion of deferred fees,
     discounts and premiums ...............................                        (45)                        (14)
    Net decrease in accrued interest receivable ...........                        134                          95
    Net decrease (increase) in other assets ...............                         14                        (125)
    Deferred tax expense (benefit) ........................                          2                        (684)
    Net increase in other liabilities .....................                        177                         953
                                                                              --------                    --------
      Net cash provided by operating activities ...........                        932                         672
                                                                              --------                    --------
Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity ......................................                     (5,014)                       (934)
    Available-for-sale ....................................                     (2,000)                         --
  Proceeds from principal payments, maturities and calls of
    securities:
    Held-to-maturity ......................................                      8,999                       4,584
    Available-for-sale ....................................                      1,000                          --
  Originations of loans, net of principal collections .....                     (1,052)                     (3,419)
  Purchase of Federal Home Loan Bank stock ................                         --                           9
  Purchases of office properties and equipment ............                       (391)                         --
                                                                              --------                    --------
     Net cash provided by investing activities ............                      1,542                         240
                                                                              --------                    --------
Cash flows from financing activities:
  Net (decrease) increase in depositor accounts ...........                       (556)                        500
  Net decrease in mortgage escrow deposits ................                       (771)                       (870)
  Repayment of Federal Home Loan Bank advance .............                         --                        (500)
  Treasury stock purchases ................................                         --                      (3,451)
  Purchase of shares to fund current-year RRP awards ......                         --                      (1,430)
  Dividends paid ..........................................                       (287)                       (292)
                                                                              --------                    --------
     Net cash used in financing activities ................                     (1,614)                     (6,043)
                                                                              ========                    ========

Net increase (decrease) in cash and cash equivalents ......                        860                      (5,131)
Cash and cash equivalents at beginning of period ..........                      4,158                      17,320
                                                                              --------                    --------
Cash and cash equivalents at end of period ................                   $  5,018                    $ 12,189
                                                                              ========                    ========
Supplemental information:
  Interest paid ...........................................                   $  1,442                    $  1,358
  Income taxes paid .......................................                        263                         445
  Decrease in liability for securities purchased,
   not yet settled.........................................                        499                          --


See accompanying notes to unaudited condensed consolidated interim financial statements.

                 PEEKSKILL FINANCIAL CORPORATION AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  Basis of Presentation

         Peekskill Financial Corporation (the "Holding Company") was incorporated in September 1995 and on December 29, 1995 became the holding company for First Federal Savings Bank (the "Bank") upon the completion of the Conversion of the Bank from a mutual savings bank to a stock savings bank (the "Conversion"). The Holding Company and the Bank (collectively, the "Company") are located in Peekskill, New York and the Holding Company's principal business, subsequent to the Conversion, is the ownership of its wholly-owned subsidiary, the Bank. The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Holding Company and the Bank.

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1997 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending June 30, 1998.


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

         On July 16, 1996, the Company purchased 4% (163,990 shares) of its outstanding common stock for the purpose of funding its recognition and retention plan ("RRP") for $2.0 million. Of the 163,990 shares, 117,290 have been awarded to employees and directors, and accordingly, unearned compensation of $1.4 million was initially recorded (as a deduction from stockholders' equity) with respect to the shares awarded. In the future, the remaining 46,700 shares (which are presently included in treasury stock) can be used for awards of additional RRP shares to employees or directors.

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

         On February 5, 1997, the Company received approval from the OTS to repurchase up to 5% of its outstanding common stock prior to December 29, 1997. Through September 30, 1997, the Company has repurchased 98,500 shares of the 164,700 approved shares for $1.4 million.

Note 3.  Earnings Per Share

         Earnings per share is reported for periods following the Conversion based on net income divided by the weighted average number of common shares outstanding and dilutive stock options, if any (2,970,380 and 3,635,299 common and common equivalent shares, respectively, for the quarters ended September 30, 1997 and 1996). Fully diluted weighted average common and common equivalent shares were 2,980,669 and 3,660,707, respectively, for the quarters ended September 30, 1997 and 1996. Unallocated ESOP shares that have not been committed to be released have been excluded from outstanding shares in computing earnings per share.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which requires presentation of both basic EPS and diluted EPS by all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As required, the Company will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and will restate all prior-period EPS data at that time.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1997 and June 30, 1997

         Total assets at September 30, 1997 were $181.2 million compared to $182.6 million at June 30, 1997, a decrease of $1.4 million. This decrease was due primarily to a $1.3 million combined decrease in depositor accounts and mortgage escrow deposits. Net loans increased $1.0 million, or 2.3%, during the quarter ended September 30, 1997, primarily reflecting originations of one-to-four family mortgage loans. The increase in loans and the decrease in deposits were funded by paydowns of securities, which decreased $3.4 million during the quarter. Management intends to continue its current strategy of increasing the loan portfolio (primarily residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

         Total non-performing assets remained consistent at $2.2 million at September 30, 1997 and June 30, 1997. At September 30, 1997, the Company held a $984,000 participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation (the "TASCO Loans"). These loans were placed on non-accrual status during the quarter ended September 30, 1996. As a servicer of these loans, the FDIC is disputing its obligation to pass-through certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. Although the FDIC resumed making certain principal and interest payments in the quarter ended June 30, 1997, the matter has not been resolved and the TASCO Loans have remained on non-accrual status. Interest payments on the TASCO Loans totaling $37,000 have been deferred through September 30, 1997. There were no other loans on non-accrual status at September 30, 1997 and June 30, 1997. One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $1.0 million at September 30, 1997 compared to $930,000 at June 30, 1997. The allowance for loan losses was $637,000 or 31.4% of non-performing loans at September 30, 1997, compared to $622,000 or 31.0% of non-performing loans at June 30, 1997. There were no loan charge-offs or recoveries in the current quarter.

         Stockholders' equity increased $331,000 from $47.0 million at June 30, 1997 to $47.3 million at September 30, 1997. The increase primarily reflects net income of $495,000, partially offset by dividends paid of $287,000. Equity as a percent of assets increased to 26.1% at September 30, 1997 from 25.7% at June 30, 1997. Book value per share increased from $14.71 at June 30,1997 to $14.81 at September 30, 1997.

Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996

         Net income for the quarter ended September 30, 1997 was $495,000, or $0.17 per share, compared to net income of $209,000, or $0.06 per share, for the comparable period last year. Net income for the quarter ended September 30, 1996 was affected by a one-time charge to earnings for Federal deposit insurance assessment of $884,000 ($520,000 after taxes) and a credit to earnings for the recognition of a $238,000 reduction to New York State tax expense, net of federal taxes, due to a change in the New York State tax law. Excluding these one-time events, net income for the quarter ended September 30, 1996 would have been $491,000.

         Net interest income for the quarter ended September 30, 1997 decreased $85,000, compared to the same period in the prior year. The decrease was caused by a $12.4 million decrease in average net earning assets, due primarily to purchases of the Company's common stock, partially offset by a 13 basis point increase in the net interest rate spread. The higher net interest rate spread reflects an increase in the average yield on interest-earning assets, primarily due to higher yields on the Company's loan and securities portfolios, partially offset by an increase in the average cost of funds rate due to shifts in the mix of interest-bearing deposits from generally lower rate regular savings accounts to generally higher rate savings certificates. Interest income for the three months ended September 30, 1996 was reduced by the reversal of $67,000 in interest previously received on the TASCO Loans. Foregone interest income due to the non-accrual status of the TASCO Loans amounted to $21,000 for the quarter ended September 30, 1997.

         The provision for loan losses was $15,000 and $98,000, respectively, for the quarters ended September 30, 1997 and 1996. The higher provision in the prior year quarter was caused by the establishment of an $83,000 allowance for losses on the TASCO Loans. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense decreased $894,000 to $826,000 for the quarter ended September 30, 1997 compared to $1.7 million for the same period a year ago. The decrease was primarily the result of the one-time Federal deposit insurance assessment of $884,000 in the quarter ended September 30, 1996.

         Income tax expense was $370,000 for the quarter ended September 30, 1997 compared to an income tax benefit of $233,000 for the same period a year ago. The amount for the quarter ended September 30, 1996 reflects the recognition of an income tax benefit of $238,000 relating to an amendment in the New York State tax law which eliminated the need for a deferred tax liability associated with certain tax bad debt reserves.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                  Three Months Ended
                                                       -------------------------------------------------------------------------
                                                                September 30, 1997                    September 30, 1996
                                                       --------------------------------------    -------------------------------

                                                        Average                     Average      Average                Average
                                                       Balance(1)    Interest      Yield/Rate    Balance(1) Interest  Yield/Rate
                                                       ----------    --------      ----------    ---------- --------  ----------
                                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 45,810      $   918           8.02%    $ 41,237    $   770        7.47%
   Mortgage-backed securities(3)................        115,978        1,882           6.49      116,187      1,853        6.38
   Other debt securities(3).....................         12,218          205           6.71       13,129        216        6.58
   Other interest-earning assets................          6,218           90           5.79       16,010        217        5.42
                                                       --------      -------                    --------    -------
     Total interest-earning assets..............        180,224      $ 3,095           6.87%     186,563    $ 3,056        6.55%
                                                                     =======                                =======
Non interest-earning assets.....................          1,895                                    1,517
                                                       --------                                 --------
     Total assets...............................       $182,119                                 $188,080
                                                       ========                                 ========
Interest-bearing liabilities:
   Regular savings and club accounts............       $ 54,382      $   412           3.03%    $ 57,862    $   435        3.01%
   Money market and NOW accounts................         11,219           80           2.85       11,736         72        2.45
   Savings certificates and other...............         68,733          954           5.55       58,722        815        5.55
                                                       --------      -------                    --------    -------
     Total interest-bearing liabilities.........        134,334      $ 1,446           4.31%     128,320    $ 1,322        4.12%
                                                                     =======                                =======
Non interest-bearing liabilities................            657                                    3,475
                                                       --------                                 --------
     Total liabilities..........................        134,991                                  131,795
Stockholders' equity............................         47,128                                   56,285
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $182,119                                 $188,080
                                                       ========                                 ========
Net earning assets..............................       $ 45,890                                 $ 58,243
                                                       ========                                 ========
Net interest income.............................                     $ 1,649                                $ 1,734
                                                                     =======                                =======
Net interest rate spread........................                                       2.56%                               2.43%
                                                                                       ====                                ====
Net yield on average interest-earning assets(4).                                       3.66%                               3.72%
                                                                                       ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................           1.34x                                    1.45x
                                                           ====                                     ====

(1) Average balances are calculated using end-of-month balances, producing results which are not materially different from average daily balances.
(2) Balances are net of deferred loan fees and loans in process. Non-accrual loans are included in the balances.
(3) Balances represent amortized cost. Yields are not stated on a tax-equivalent basis, as the Company does not invest in tax-exempt securities.
(4) Represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

         The Bank's primary sources of funds are depositor accounts from its market area; proceeds from principal and interest payments on loans; mortgage-backed and other debt securities; and borrowings from the Federal Home Loan Bank of New York ("FHLB"). While maturities and scheduled payments on loans and securities are a predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Bank are the origination of mortgage loans and the purchase of securities, and its primary financing activity is the attraction of depositor accounts.

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $44.8 million at September 30, 1997. Funds may be borrowed through a combination of FHLB advances and overnight borrowing under a $15.5 million line of credit. The

Bank had no borrowings at September 30, 1997 and June 30, 1997. Other potential sources of liquidity include the sale of securities in the available-for-sale portfolio.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied by the OTS depending upon economic conditions and deposit flows, are based upon percentages of liquid assets to depositor accounts and short-term borrowings. The required minimum liquidity ratios are currently 5.0% for total liquid assets and 1.0% for short-term liquid assets. For the month of September 1997, the Bank's average daily total liquidity ratio was 41.97% and its short-term liquidity ratio was 6.52%.

         The Bank's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits in other financial institutions. The level of these assets is dependent on cash flows from the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents increased $860,000, from $4.2 million at June 30, 1997 to $5.0 million at September 30, 1997.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At September 30, 1997, the Bank had commitments to originate loans of $2.7 million. Savings certificates which are scheduled to mature in one year or less at September 30, 1997 totaled $54.0 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At September 30, 1997, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At September 30, 1997, the Bank had both tangible and core capital of $45.2 million (25.2% of total adjusted assets); Tier I risk-based capital of $45.2 million (96.1% of total risk-weighted assets) and total risk-based capital of $45.7 million (97.4% of total risk-weighted assets).


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the Company's interest rate risk position since June 30, 1997. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                  From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial condition or results of operations.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.     The annual meeting of stockholders was held on October 22, 1997.

         b. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and borker non-votes) as to each matter are set forth below:

         Election of the following persons to serve a three-year term as directors of the Company:

                                                   FOR                WITHHELD
                William J. LaCalamito           3,012,123              15,716
                Dominick Bertoline              3,014,073              13,766

                Broker Non-Vote                 None

         Ratification of the appointment of KPMG Peat Marwick LLP, as auditors of the Company for the fiscal year ending June 30, 1998:

                For                                       3,013,601
                Against                                       9,217
                Abstain                                       5,021

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

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


                                            PEEKSKILL FINANCIAL CORPORATION
                                            -------------------------------
                                            (Registrant)


DATE:  November 10, 1997               BY:  /s/ Eldorus Maynard
                                            -------------------
                                            Eldorus Maynard
                                            Chairman of the Board and
                                            Chief Executive Officer


DATE:  November 10, 1997               BY:  /s/ William J. LaCalamito
                                            -------------------------
                                            William J. LaCalamito
                                            President
                                            (principal financial officer)