Form 10-Q
period 1997-12-31
PEEKSKILL FINANCIAL CORP
filed 1998-02-13
CIK 1001802

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the Three and Six Months Ended December 31, 1997

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27178

                         Peekskill Financial Corporation
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

             Delaware                                 13-3858258
    ------------------------               ------------------------------------
    (State of incorporation)               (I.R.S. Employer Identification No.)

                   1019 Park Street, Peekskill, New York 10566
                    (Address of principal executive offices)
           ----------------------------------------------------------

                                 (914) 737-2777
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__                                                No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class:                         SHARES OUTSTANDING at February 5, 1998
       -----                          --------------------------------------

  Common Stock, $.01 par value                     3,021,790

                         Peekskill Financial Corporation

                                    Form 10-Q

                  Three and Six Months Ended December 31, 1997

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                             Page
-----------------------------  -----------                             ----

     Condensed Consolidated Balance Sheets at December 31, 1997
         and June 30, 1997                                                3

     Condensed Consolidated Statements of Income for the three and six
         months ended December 31, 1997 and 1996                          4

     Condensed Consolidated Statement of Changes in Stockholders'
         Equity for the six months ended December 31, 1997                5

     Condensed Consolidated Statements of Cash Flows for the six
         months ended December 31, 1997 and 1996                          6

     Notes to Condensed Consolidated Interim Financial Statements         7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         10
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                               15

                 Part II - Other Information

Other Information                                                        16

Signatures                                                               18


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

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)


                                                               December 31, 1997     June 30, 1997
                                                               -----------------     -------------
Assets:
Cash and cash equivalents .............................           $   3,847            $   4,158
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $124,437 at December 31, 1997 and $127,348
     at June 30, 1997) ................................             122,899              126,450
  Available-for-sale, at fair value (amortized cost of
     $5,600 at December 31, 1997 and $2,999 at
     June 30, 1997) ...................................               5,599                2,983
                                                                  ---------            ---------
    Total securities ..................................             128,498              129,433
                                                                  ---------            ---------

Loans, net of allowance for loan losses of $652 at
     December 31, 1997 and $622 at June 30, 1997 ......              47,986               45,507
Federal Home Loan Bank stock ..........................               1,463                1,463
Accrued interest receivable ...........................               1,004                1,064
Real estate owned .....................................                --                    220
Deferred income taxes, net ............................                 304                  304
Other assets ..........................................               1,113                  411
                                                                  ---------            ---------
  Total assets ........................................           $ 184,215            $ 182,560
                                                                  =========            =========

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts ..................................           $ 134,844            $ 132,418
  Mortgage escrow deposits ............................               1,937                1,943
  Other liabilities ...................................                 946                1,233
                                                                  ---------            ---------
    Total liabilities .................................             137,727              135,594
                                                                  ---------            ---------

Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share;
  100,000 shares authorized; none issued or
  outstanding) ........................................                  --                   --
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued) .........                  41                   41
Additional paid-in capital ............................              40,087               40,032
Unallocated common stock held by employee stock
  ownership plan ("ESOP") .............................              (2,952)              (3,034)
Unamortized awards of common stock under recognition
  and retention plan ("RRP") ..........................              (1,084)              (1,188)
Treasury stock, at cost (972,835 shares at December 31,
  1997 and 906,629 shares at June 30, 1997) ...........             (13,707)             (12,543)
Retained earnings, substantially restricted ...........              24,104               23,668
Net unrealized loss on available-for-sale securities,
  net of taxes ........................................                  (1)                 (10)
                                                                  ---------            ---------
   Total stockholders' equity .........................              46,488               46,966
                                                                  ---------            ---------

   Total liabilities and stockholders' equity .........           $ 184,215            $ 182,560
                                                                  =========            =========



See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  For the Three Months                 For the Six Months
                                                    Ended December 31,                 Ended December 31,
                                                    1997            1996            1997             1996
                                                 -------          -------          -------          ------
Interest and dividend income:
 Loans ...............................           $  929           $  874           $1,847           $1,644
 Securities ..........................            2,043            2,040            4,130            4,109
 Interest-bearing deposits and other .               87              207              177              424
                                                 ------           ------           ------           ------
  Total interest and dividend income .            3,059            3,121            6,154            6,177

Interest expense on depositor accounts
 and mortgage escrow deposits ........            1,430            1,339            2,876            2,661
                                                 ------           ------           ------           ------

  Net interest income ................            1,629            1,782            3,278            3,516

Provision for loan losses ............               15               15               30              113
                                                 ------           ------           ------           ------

  Net interest income after
   provision for loan losses .........            1,614            1,767            3,248            3,403
                                                 ------           ------           ------           ------

Non-interest income ..................               55               64              112              124
                                                 ------           ------           ------           ------

Non-interest expense:
  Compensation and benefits ..........              451              435              901              859
  Federal deposit insurance:
    Regular premiums .................               36               75               72              165
    Special assessment ...............             --               --               --                884
  Occupancy costs ....................              109               80              201              166
  Professional fees ..................               50               69               83              112
  Computer service fees ..............               45               50               88               92
  Safekeeping and custodial expenses .               25               24               49               47
  Other ..............................              136              113              284              241
                                                 ------           ------           ------           ------
    Total non-interest expense .......              852              846            1,678            2,566
                                                 ------           ------           ------           ------

Income before income tax expense .....              817              985            1,682              961
Income tax expense ...................              356              419              726              186
                                                 ------           ------           ------           ------

  Net income .........................           $  461           $  566           $  956           $  775
                                                 ======           ======           ======           ======

Earnings per share (Note 3):
  Basic ..............................           $ 0.17           $ 0.17           $ 0.34           $ 0.23
  Diluted ............................             0.16             0.17             0.33             0.23






See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                  (In thousands, except for per share amounts)


                                                       Unallocated   Unamortized
                                                          Common      Awards of                               Net
                                           Additional     Stock        Common                              Unrealized     Total
                                 Common     Paid-in        Held         Stock      Treasury   Retained      Loss on    Stockholders'
                                  Stock     Capital      By ESOP      Under RRP     Stock     Earnings     Securities    Equity
                                 --------  ----------   -----------  ------------  ---------  ---------    ----------  ------------

Balance at June 30, 1997 ...... $     41    $ 40,032    $ (3,034)    $ (1,188)    $(12,543)    $ 23,668     $    (10)    $ 46,966

 Net income ...................     --          --          --           --           --            956         --            956
 Dividends paid ($0.18 per
 share) .......................     --          --          --           --           --           (520)        --           (520)
 Amortization of RRP awards..       --          --          --            104         --             --         --            104
 Purchase of 66,206 treasury
 shares .......................     --          --          --           --         (1,164)        --           --         (1,164)
 ESOP shares committed to be
    Released (8,200 shares) ...     --            55          82         --           --           --           --            137

 Decrease in net unrealized
    loss on available-for-sale
    securities, net of taxes ..     --          --          --           --           --           --              9            9
                                --------    --------    --------     --------     --------     --------     --------     --------
Balance at December 31, 1997 .. $     41    $ 40,087    $ (2,952)    $ (1,084)    $(13,707)    $ 24,104     $     (1)    $ 46,488
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

                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                           For the Six Months Ended
                                                                                 December 31,
                                                                           1997             1996
                                                                         --------         ----------
Cash flows from operating activities:
  Net income ..........................................................    $    956     $    775
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses .........................................          30          113
    Depreciation and amortization expense .............................          48           33
    ESOP and RRP expense ..............................................         241          232
    Net amortization and accretion of deferred fees,
       discounts and premiums .........................................         (71)         (47)
    Net decrease (increase) in accrued interest receivable ............          60          (26)
    Net decrease in other assets ......................................          26           68
    Deferred tax benefit ..............................................        --           (318)
    Net increase in other liabilities .................................         212           96
                                                                           --------     --------
      Net cash provided by operating activities .......................       1,502          926
                                                                           --------     --------

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity ..................................................     (15,587)      (5,325)
    Available-for-sale ................................................      (4,600)        (500)
  Proceeds from principal payments, maturities and calls of securities:
    Held-to-maturity ..................................................      19,203        9,137
    Available-for-sale ................................................       1,500         --
  Originations of loans, net of principal collections .................      (2,509)      (3,953)
  Purchase of Federal Home Loan Bank stock ............................        --              9
  Proceeds from sale of real estate owned .............................         220         --
  Purchases of office properties and equipment ........................        (776)         (13)
                                                                           --------     --------
     Net cash used in investing activities ............................      (2,549)        (645)
                                                                           --------     --------

Cash flows from financing activities:
  Net increase in depositor accounts ..................................       2,426        2,309
  Net decrease in mortgage escrow deposits ............................          (6)         (15)
  Repayment of Federal Home Loan Bank advance .........................        --           (500)
  Treasury stock purchases ............................................      (1,164)      (5,712)
  Purchase of shares to fund current-year RRP awards ..................        --         (1,430)

  Dividends paid ......................................................        (520)        (605)
                                                                           --------     --------
     Net cash provided by (used in) financing activities ..............         736       (5,953)
                                                                           --------     --------

Net decrease in cash and cash equivalents .............................        (311)      (5,672)
Cash and cash equivalents at beginning of period ......................       4,158       17,320
                                                                           --------     --------
Cash and cash equivalents at end of period ............................    $  3,847     $ 11,648
                                                                           ========     ========

Supplemental information:
  Interest paid .......................................................    $  2,871     $  2,696
  Income taxes paid ...................................................         647          245
  Decrease (increase) in liability for securities purchased, not
    yet settled........................................................         499       (1,126)

  Treasury stock purchased, not yet settled ...........................        --          4,139




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

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1997 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire year ending June 30, 1998.


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

         On February 5, 1997, the Company received approval from the OTS to repurchase up to 5% of its outstanding common stock prior to December 29, 1997. The Company completed the repurchase of 164,706 shares on December 2, 1997 for $2.6 million.

         On January 12, 1998, the Company received approval from the OTS to repurchase up to 5%, 156,346 shares, of its outstanding common stock prior to December 28, 1998. To date the Company has repurchased 105,125 shares for $1.8 million.

Note 3.  Earnings Per Share

         During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of both basic EPS and diluted EPS by all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. SFAS No. 128 requires the restatement of all prior period EPS data to conform to the new requirements.

         The table below summarizes the number of shares utilized in the Company's EPS calculations for the three and six month periods ended December 31, 1997 and 1996. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of the periods presented.


                                                  For the Three Months            For the Six Months
                                                   Ended December 31,             Ended December 31,
                                                  1997            1996           1997            1996
                                                  ----            ----           ----            ----
                                                                    (In thousands)

Weighted average common shares outstanding
   for computation of basic EPS (1) .........     2,763          3,287          2,777          3,395

Common-equivalent shares due to the dilutive
   effect of stock options and RRP awards (2)       112             50            103             35
                                                  -----          -----          -----          -----

Weighted average common shares for
   Computation of diluted EPS ...............     2,875          3,337          2,880          3,430
                                                  =====          =====          =====          =====

(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.

(2)  Computed using the treasury stock method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31, 1997 and June 30, 1997

         Total assets at December 31, 1997 were $184.2 million compared to $182.6 million at June 30, 1997, an increase of $1.6 million. This increase was due primarily to a $2.4 million increase in depositor accounts, partially offset by a $478,000 decrease in stockholders' equity. Net loans increased $2.5 million, or 5.4%, during the six months ended December 31, 1997, primarily reflecting originations of one-to-four family mortgage loans. The increase in loans was funded by paydowns of securities, which decreased $935,000 during the six months ended December 31, 1997, and the increase in depositor accounts. Management intends to continue its current strategy of increasing the loan portfolio (primarily through the origination of residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

         Total non-performing assets decreased $573,000, or 25.8%, from $2.2 million at June 30, 1997 to $1.7 million at December 31, 1997. At December 31, 1997, the Company held a $950,000 participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation (the "TASCO Loans"). These loans were placed on non-accrual status during the quarter ended September 30, 1996. As a servicer of these loans, the FDIC is disputing its obligation to pass-through certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. Although the FDIC resumed making certain principal and interest payments in the quarter ended June 30, 1997, the matter has not been resolved and the TASCO Loans have remained on non-accrual status. Interest payments on the TASCO Loans totaling $50,000 have been deferred through December 31, 1997. The Bank had four additional loans, with principal balances totaling $460,000, on non accrual status at December 31, 1997 (none at June 30, 1997). One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $241,000 at December 31, 1997 compared to $930,000 at June 30, 1997. The allowance for loan losses was $652,000 or 39.5% of non-performing loans at December 31, 1997, compared to $622,000 or 31.0% of non-performing loans at June 30, 1997. There were no loan charge-offs or recoveries in the six months ended December 31, 1997.

         Stockholders' equity decreased $478,000 from $47.0 million at June 30, 1997 to $46.5 million at December 31, 1997. The decrease primarily reflects treasury stock purchases of $1.2 million and dividends paid of $520,000, partially offset by net income of $956,000. Stockholders' equity as a percent of total assets decreased to 25.2% at December 30, 1997 from 25.7% at June 30, 1997. Book value per share increased from $14.71 at June 30,1997 to $14.87 at December 31, 1997.

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996

         Net income for the quarter ended December 31, 1997 was $461,000, or $0.17 per share, compared to net income of $566,000, or $0.17 per share, for the comparable period last year. Diluted earnings per share were $0.16 in the current quarter compared to $0.17 in the quarter ended December 31, 1996. The $105,000 decrease in net income was primarily caused by a $153,000 decrease in net interest income, partially offset by a $63,000 decrease in income tax expense.

         The decrease in net interest income was caused by a $9.6 million decrease in average net earning assets, due primarily to purchases of the Company's common stock, and an eight basis point decrease in the net interest rate spread. The lower net interest rate spread primarily reflects an increase in the average cost of funds rate due to continued shifts in the mix of interest-bearing deposits from generally lower rate regular savings accounts to generally higher rate savings certificates.

         The provision for loan losses was $15,000 for the quarters ended December 31, 1997 and 1996. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $6,000 to $852,000 for the quarter ended December 31, 1997 compared to $846,000 for the same period a year ago. The increase was caused primarily by a $29,000 increase in occupancy costs and a $23,000 increase in other expenses, both due to the construction of a new building for the Bank's Mohegan Lake branch, partially offset by a $39,000 decrease in federal deposit insurance premiums.

         Income tax expense decreased $63,000, or 15.0%, for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996. The decrease is due primarily to a decrease of $168,000, or 17.1%, in pre-tax income.

Comparison of Operating Results for the Six Months Ended December 31, 1997 and 1996

         Net income for the six months ended December 31, 1997 was $956,000, or $0.34 per share, compared to $775,000, or $0.23 per share, for the same period in the prior year. Diluted earnings per share were $0.33 in the current year period compare to $0.23 for the six months ended December 31, 1996. Net income for the six months ended December 31, 1996 was affected by a one-time charge to earnings for a Federal deposit insurance special assessment of $884,000 ($520,000 after taxes) and a credit to earnings for the recognition of a $238,000 reduction to New York State tax expense, net of Federal taxes, due to a change in the New York State tax law. Excluding these one-time events recognized in the quarter ended September 30, 1996, net income for the six months ended December 31, 1996 would have been $1.1 million.

         Net interest income for the six months ended December 31, 1997 decreased $238,000 compared to the six months ended December 31, 1996. The decrease was primarily caused by a $10.9 million decrease in average net earning assets, principally due to purchases of the Company's stock. The average rate paid on interest-bearing liabilities increased 17 basis points to 4.28% from 4.11%. The increase was primarily caused by shifts in the mix of interest-bearing deposits from generally lower rate regular savings accounts to generally higher rate savings certificates. Foregone interest income and other adjustments due to the non-accrual status of the Bank's loans amounted to $39,000 for the six months ended December 31, 1997, compared to $89,000 for the six months ended December 31, 1996.

         The provision for loan losses was $30,000 and $113,000, respectively, for the six months ended December 31,1997 and 1996. The higher provision for the six months ended December 31, 1996 was caused by the establishment of an $83,000 allowance for loan losses on the TASCO Loans.

         Non-interest expense decreased $888,000 to $1.7 million for the six months ended December 31, 1997 compared to $2.6 million for the same period a year ago. The decrease was primarily the result of a $977,000 decrease in Federal deposit insurance premiums, principally due to the one-time assessment of $884,000 in the year-ago period, partially offset by a $35,000 increase in occupancy expense and a $43,000 increase in other operating expenses, both due to the construction of a new building for the Bank's Mohegan Lake branch.

         Income tax expense was $726,000 and $186,000, respectively, for the six months ended December 31, 1997 and 1996. The $540,000 increase reflects the recognition of an income tax benefit of $238,000 in the prior year relating to an amendment in the New York State tax law which eliminated the need for a deferred tax liability associated with certain tax bad debt reserves, as well as a $721,000 increase in pre-tax income.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                             Six Months Ended
                                                   ---------------------------------------------------------------------------
                                                          December 31, 1997                          December 31, 1996
                                                   -----------------------------------      ----------------------------------
                                                       Average                   Average    Average                 Average
                                                     Balance(1)   Interest     Yield/Rate  Balance(1)   Interest  Yield/Rate
                                                     ----------   --------     ----------  ----------   --------  ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2) ...................................    $ 46,196     $  1,847        8.00%     $ 42,057    $  1,644      7.82%
   Mortgage-backed securities(3) ...............     116,277        3,740        6.43       116,061       3,677      6.34
   Other debt securities(3) ....................      12,059          390        6.47        13,304         432      6.50
   Other interest-earning assets ...............       5,581          177        6.32        14,744         424      5.75
                                                    --------     --------                  --------    --------
     Total interest-earning assets .............     180,113     $  6,154        6.83%      186,166    $  6,177      6.64%
                                                                 ========                              ========
Non interest-earning assets ....................       2,230                                  1,789
                                                    --------                               --------
     Total assets ..............................    $182,343                               $187,955
                                                    ========                               ========

Interest-bearing liabilities:
   Regular savings and club accounts ...........    $ 53,441     $    809       3.03%      $ 57,172    $    865        3.03%
   Money market and NOW accounts ...............      11,449          163       2.84         11,324         139        2.45
   Savings certificates and other ..............      69,380        1,904       5.48         60,911       1,657        5.44
                                                    --------     --------                  --------    --------
      Total interest-bearing liabilities ........    134,270     $  2,876       4.28%       129,407    $  2,661        4.11%
                                                                 ========                              ========
Non interest-bearing liabilities ...............       1,051                                  4,261
                                                    --------                               --------
     Total liabilities .........................     135,321                                133,668
Stockholders' equity ...........................      47,022                                 54,287
                                                    --------                               --------
     Total liabilities and stockholders' equity     $182,343                               $187,955
                                                    ========                               ========
Net earning assets .............................    $ 45,843                               $ 56,759
                                                    ========                               ========
Net interest income ............................                 $  3,278                              $  3,516
                                                                 ========                              ========
Net interest rate spread .......................                                2.55%                                 2.53%
                                                                                ====                                  =====
Net yield on average interest-earning assets(4)                                 3.64%                                  3.78%
                                                                                ====                                  =====
Average interest-earning assets to average
 interest-bearing liabilities ..................        1.34x                                  1.44x
                                                    ========                                ========

                                                                            Three Months Ended
                                                   ---------------------------------------------------------------------------
                                                          December 31, 1997                          December 31, 1996
                                                   -----------------------------------      ----------------------------------
                                                       Average                   Average    Average                 Average
                                                     Balance(1)   Interest     Yield/Rate  Balance(1)   Interest  Yield/Rate
                                                     ----------   --------     ----------  ----------   --------  ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2) ...................................    $ 46,549     $    929       7.98%      $ 42,938    $    874      8.14%
   Mortgage-backed securities(3) ...............     116,139        1,858       6.40        114,253       1,824      6.38
   Other debt securities(3) ....................      11,752          185       6.29         13,472         216      6.41
   Other interest-earning assets ...............       5,289           87       6.55         13,510         207      6.12
                                                    --------     --------                  --------    --------
     Total interest-earning assets .............     179,729     $  3,059       6.81%       184,173    $  3,121      6.78%
                                                                =========                              ========
Non interest-earning assets ....................       2,532                                  2,265
                                                    --------                               --------
     Total assets ..............................    $182,261                               $186,438
                                                    ========                               ========

Interest-bearing liabilities:
   Regular savings and club accounts ...........    $ 52,808     $    397       3.01%      $ 56,466    $    430        3.05%
   Money market and NOW accounts ...............      11,647           83       2.84         11,137          67        2.40
   Savings certificates and other ..............      69,708          950       5.45         61,399         842        5.48
                                                    --------     --------                  --------                --------
     Total interest-bearing liabilities ........     134,163     $  1,430       4.26%       129,002    $  1,339        4.15%
                                                                 ========                              ========
Non interest-bearing liabilities ...............       1,113                                  5,147
                                                    --------                               --------
     Total liabilities .........................     135,276                                134,149
Stockholders' equity ...........................      46,985                                 52,289
                                                    --------                               --------
     Total liabilities and stockholders' equity     $182,261                               $186,438
                                                    ========                               ========
Net earning assets .............................    $ 45,566                               $ 55,171
                                                    ========                               ========
Net interest income ............................                 $  1,629                                $  1,782
                                                                 ========                                ========
Net interest rate spread .......................                                2.55%                                 2.63%
                                                                                =====                                 =====
Net yield on average interest-earning assets(4)                                 3.63%                                 3.87%
                                                                                =====                                 =====
Average interest-earning assets to average
 interest-bearing liabilities ..................        1.34x                                  1.43x
                                                        ====                                   ====

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

Liquidity and Capital Resources

         The Bank's primary sources of funds are depositor accounts from its market area; proceeds from principal and interest payments on loans; mortgage-backed and other debt securities; and borrowings from the Federal Home Loan Bank of New York ("FHLB") and other sources. While maturities and scheduled payments on loans and securities are a predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Bank are the origination of mortgage loans and the purchase of securities, and its primary financing activity is the attraction of depositor accounts.

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $45.8 million at December 31, 1997. Funds may be borrowed through a combination of FHLB advances and overnight borrowing under a $15.5 million line of credit. The Bank had no borrowings at December 31, 1997 and June 30, 1997. In January 1998, the Company began to utilize securities repurchase agreements as a funding source, by borrowing $10.0 million and investing the proceeds in securities. The Company may engage in other repurchase agreements, from time to time, as conditions warrant.

         The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of December 1997, the Bank's average daily total liquidity ratio was 40.7%, compared to the minimum OTS requirement of 4.0%.

         The Bank's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits in other financial institutions. The level of these assets is dependent on cash flows from the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $311,000, from $4.2 million at June 30, 1997 to $3.8 million at December 31, 1997.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At December 31, 1997, the Bank had commitments to originate loans of $1.4 million. Savings certificates which are scheduled to mature in one year or less at December 31, 1997 totaled $52.4 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At December 31, 1997, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least

6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 1997, the Bank had both tangible and core capital of $45.6 million (24.9% of total adjusted assets); Tier I risk-based capital of $45.6 million (93.8% of total risk-weighted assets) and total risk-based capital of $46.2 million (95.1% of total risk-weighted assets).

Year 2000 Compliance

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

         The Company, working with its outside service providers, has initiated a project to ensure that its computer systems are year 2000 compliant. The Company believes that the costs associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                            PEEKSKILL FINANCIAL CORPORATION
                                            (Registrant)


DATE: February 13, 1998                BY:  /s/ Eldorus Maynard
                                            -------------------
                                                Chairman of the Board and
                                                Chief Executive Officer


DATE: February 13, 1998                BY:  /s/ William J. LaCalamito
                                            -------------------------
                                                William J. LaCalamito
                                                President
                                                (principal financial officer)