Form 10-Q
period 1998-03-31
PEEKSKILL FINANCIAL CORP
filed 1998-05-13
CIK 1001802

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                 ---------------
                                    Form 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

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


              Yes   [X]                         No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Shares Outstanding
                 Class:                       at April 30, 1998
                 ------                       -----------------
       Common Stock, $.01 par value                3,016,790

                         Peekskill Financial Corporation

                                   Form 10-Q

                     Quarterly Period Ended March 31, 1998

                         Part I - Financial Information

                                                                            Page
                                                                            ----
ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets at March 31, 1998
    and June 30, 1997 .....................................................    3

Condensed Consolidated Statements of Income for the three and nine
    months ended March 31, 1998 and 1997 ..................................    4

Condensed Consolidated Statement of Changes in Stockholders'
    Equity for the nine months ended March 31, 1998 .......................    5

Condensed Consolidated Statements of Cash Flows for the nine
    months ended March 31, 1998 and 1997 ..................................    6

Notes to Condensed Consolidated Interim Financial Statements ..............    7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF ..........................   10
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK ................................................   15

                           Part II - Other Information

Other Information .........................................................   16

Signatures ................................................................   17


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

                         Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)


                                               March 31,    June 30,
                                                1998          1997
                                                ----          ----
Assets:
Cash and cash equivalents .................   $   2,980    $   4,158
Securities:
  Held-to-maturity, at amortized cost
    (fair value of $133,764 at March 31,
    1998 and $127,348 at June 30, 1997) ...     132,199      126,450
  Available-for-sale, at fair value
    (amortized cost of $9,500 at March 31,
    1998 and $2,999 at June 30, 1997) .....       9,475        2,983
                                                -------      -------
    Total securities ......................     141,674      129,433
                                                -------      -------

Loans, net of allowance for loan losses
     of $667 at March 31, 1998 and $622
     at June 30, 1997 .....................      47,171       45,507
Federal Home Loan Bank stock ..............       1,463        1,463
Accrued interest receivable ...............         954        1,064
Real estate owned .........................         153          220
Deferred income taxes, net ................         343          304
Other assets ..............................       1,109          411
                                                -------      -------
  Total assets ............................   $ 195,847    $ 182,560
                                                =======      =======

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts ......................   $ 137,538    $ 132,418
  Securities repurchase agreement .........      10,000           --
  Mortgage escrow deposits ................       1,993        1,943
  Other liabilities .......................       1,317        1,233
                                                -------      -------
    Total liabilities .....................     150,848      135,594
                                                -------      -------

Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share;
  100,000 shares authorized; none issued or          --           --
  outstanding)
Common stock (par value $0.01 per share;
  4,900,000 shares authorized; 4,099,750
  shares issued) ..........................          41           41
Additional paid-in capital ................      40,151       40,032
Unallocated common stock held by employee
  stock ownership plan ("ESOP") ...........      (2,911)      (3,034)
Unamortized awards of common stock under
  recognition and retention plan ("RRP") ..        (970)      (1,188)
Treasury stock, at cost (1,082,960 shares
  at March 31, 1998 and 906,629 shares at
  June 30, 1997) ..........................     (15,587)     (12,543)
Retained earnings, substantially restricted      24,290       23,668
Net unrealized loss on available-for-sale
  securities, net of taxes ................         (15)         (10)
                                                -------       ------
   Total stockholders' equity .............      44,999       46,966
                                                -------       ------

   Total liabilities and stockholders'
     equity ...............................   $ 195,847    $ 182,560
                                                =======      =======


See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  For the Three Months                  For the Nine Months
                                                     Ended March 31,                       Ended March 31,
                                                ------------------------            -------------------------
                                                  1998             1997               1998              1997
                                                  ----             ----               ----              ----
Interest and dividend income:
 Loans ......................................    $  938            $  869            $2,785            $2,513
 Securities .................................     2,188             2,066             6,318             6,175
 Interest-bearing deposits and other ........        94               110               271               534
                                                 ------            ------            ------            ------
  Total interest and dividend income ........     3,220             3,045             9,374             9,222
                                                 ------            ------            ------            ------
Interest expense:
 Depositor accounts .........................     1,438             1,361             4,314             4,022
 Securities repurchase agreement ............       102                --               102                --
                                                 ------            ------            ------            ------
  Total interest expense ....................     1,540             1,361             4,416             4,022
                                                 ------            ------            ------            ------

  Net interest income .......................     1,680             1,684             4,958             5,200

Provision for loan losses ...................        15                15                45               128
                                                 ------            ------            ------            ------

  Net interest income after
provision for loan losses ...................     1,665             1,669             4,913             5,072
                                                 ------            ------            ------            ------

Non-interest income .........................        54                52               166               176
                                                 ------            ------            ------            ------

Non-interest expense:
  Compensation and benefits .................       527               430             1,428             1,289
  Federal deposit insurance:
    Regular premiums ........................        36                36               108               201
    Special assessment ......................        --                --                --               884
  Occupancy costs ...........................       115                91               316               257
  Professional fees .........................        39                50               122               162
  Computer service fees .....................        46                45               134               137
  Safekeeping and custodial expenses ........        19                25                68                72
  Other .....................................       154               135               438               376
                                                 ------            ------            ------            ------
    Total non-interest expense ..............       936               812             2,614             3,378
                                                 ------            ------            ------            ------

Income before income tax expense ............       783               909             2,465             1,870

Income tax expense ..........................       346               385             1,072               571
                                                 ------            ------            ------            ------

  Net income ................................    $  437            $  524            $1,393            $1,299
                                                 ======            ======            ======            ======

Earnings per share (Note 3):
  Basic .....................................    $ 0.16            $ 0.18            $ 0.51            $ 0.40
  Diluted ...................................      0.16              0.18              0.49              0.40

See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)



                                                        Unallocated  Unamortized
                                                          Common       Awards of                             Net
                                             Additional    Stock        Common                            Unrealized     Total
                                     Common    Paid-in      Held         Stock      Treasury    Retained    Loss on   Stockholders'
                                      Stock    Capital     By ESOP      Under RRP     Stock     Earnings   Securities    Equity
                                      -----    -------     -------      ---------     -----     --------   ----------    ------
Balance at June 30, 1997 .........  $     41   $ 40,032   $ (3,034)   $ (1,188)   $(12,543)   $ 23,668    $    (10)   $ 46,966
   Net income ....................        --         --         --          --          --       1,393          --       1,393
   Dividends paid ($0.27 per
   share) ........................        --         --         --          --          --        (771)         --        (771)
   Amortization of RRP awards ....        --         --         --         218          --          --          --         218
   Tax benefit from vesting of
   RRP shares ....................        --         36         --          --          --          --          --          36
   Purchase of 176,331 treasury
      shares .....................        --         --         --          --      (3,044)         --          --      (3,044)
   ESOP shares committed to be
      released (12,300 shares) ...        --         83        123          --          --          --          --         206
   Increase in net unrealized
      loss on available-for-sale
      securities, net of taxes ...        --         --         --          --          --          --          (5)         (5)
                                    --------   --------   --------    --------    --------    --------    --------    --------
Balance at March 31, 1998 ........  $     41   $ 40,151   $ (2,911)   $   (970)   $(15,587)   $ 24,290    $    (15)   $ 44,999
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

                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                       For the Nine Months Ended
                                                                 March 31,
                                                       -------------------------
                                                            1998          1997
                                                            ----          ----
Cash flows from operating activities:
  Net income .........................................    $  1,393     $  1,299
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Provision for loan losses ........................          45          128
    Depreciation and amortization expense ............          72           54
    ESOP and RRP expense .............................         424          335
    Net amortization and accretion of
     deferred fees, discounts and premiums ...........         (52)        (117)
    Net decrease in accrued interest receivable ......         110          125
    Net decrease in other assets .....................          41            5
    Deferred tax benefit .............................         (39)        (367)
    Net increase in other liabilities ................         583          376
                                                          --------     --------
      Net cash provided by operating activities ......       2,577        1,838
                                                          --------     --------

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity .................................     (35,483)     (14,900)
    Available-for-sale ...............................     (11,600)        (500)
  Proceeds from principal payments,
   maturities and calls of securities:
    Held-to-maturity .................................      29,826       14,649
    Available-for-sale ...............................       4,600           --
  Originations of loans, net of principal
    collections ......................................      (1,862)      (4,805)
  Purchase of Federal Home Loan Bank stock ...........          --         (144)
  Proceeds from sale of real estate owned ............         220           --
  Purchases of office properties and
    equipment ........................................        (811)         (35)
                                                          --------     --------
     Net cash used in investing activities ...........     (15,110)      (5,735)
                                                          --------     --------

Cash flows from financing activities:
  Net increase in depositor accounts .................       5,120        4,414
  Proceeds from securities repurchase
    agreement ........................................      10,000           --
  Net increase in mortgage escrow deposits ...........          50          119
  Repayment of Federal Home Loan Bank
    advance ..........................................          --         (500)
  Treasury stock purchases ...........................      (3,044)     (12,377)
  Purchase of shares to fund current-year
    RRP awards .......................................          --
                                                                         (1,430)
  Dividends paid .....................................        (771)        (897)
                                                          --------     --------
     Net cash provided by (used in)
    financing activities .............................      11,355      (10,671)
                                                          --------     --------

Net decrease in cash and cash equivalents ............      (1,178)     (14,568)
Cash and cash equivalents at beginning
   of period .........................................       4,158       17,320
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $  2,980     $  2,752
                                                          ========     ========

Supplemental information:
  Interest paid ......................................    $  4,310     $  4,054
  Income taxes paid ..................................         740          338
  Decrease in liability for securities
    purchased, not yet settled .......................         499           --
  Loans transferred to real estate owned .............         153          220
  Reclassification of RRP shares to
    treasury stock ...................................          --           30


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

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1997 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire year ending June 30, 1998.


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

         From the date of Conversion through December 31, 1997, the Company received approvals from the Office of Thrift Supervision ("OTS") to purchase an aggregate of 926,135 shares for treasury. The Holding Company purchased these shares, in open market transactions, at a total cost of $13.1 million or $14.21 per share.

         On January 12, 1998, the Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 156,346 shares. As of March 31, 1998, the Company had repurchased 110,125 shares at a cost of $1.9 million.

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

         The table below summarizes the number of shares utilized in the Company's EPS calculations for the three and nine month periods ended March 31, 1998 and 1997. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of the periods presented.



                                                   For the Three Months           For the Nine Months
                                                      Ended March 31,                Ended March 31,
                                                  ----------------------          ---------------------
                                                     1998           1997           1998            1997
                                                     ----           ----           ----            ----
                                                                       (In thousands)
Weighted average common shares outstanding
   for computation of basic EPS (1) ..............   2,667          2,840          2,745           3,210

Common-equivalent shares due to the dilutive
   effect of stock options and RRP awards (2) ....     103             79            110              45
                                                     ----            ----           ----            ----

Weighted average common shares for
   computation of diluted EPS ....................   2,770          2,919          2,855           3,255
                                                     =====          =====          =====           =====

 ---------------

(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.

(2)  Computed using the treasury stock method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

         Total assets at March 31, 1998 were $195.8 million compared to $182.6 million at June 30, 1997, an increase of $13.2 million. This increase was due primarily to the Company borrowing $10.0 million under a securities repurchase agreement and a $5.1 million increase in depositor accounts, partially offset by a $2.0 million decrease in stockholders' equity. Net loans increased $1.7 million, or 3.7%, during the nine months ended March 31, 1998, primarily reflecting originations of one-to-four family mortgage loans. Management intends to continue its current strategy of increasing the loan portfolio (primarily through the origination of residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

         Total non-performing assets decreased $480,000, or 21.6%, from $2.2 million at June 30, 1997 to $1.7 million at March 31, 1998. At March 31, 1998, the Company held a $932,000 participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation (the "TASCO Loans"). These loans were placed on non-accrual status during the quarter ended September 30, 1996. As a servicer of these loans, the FDIC is disputing its obligation to remit certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. Although the FDIC resumed making certain principal and interest payments in the quarter ended June 30, 1997, the matter has not been resolved and the TASCO Loans have remained on non-accrual status. Interest payments on the TASCO Loans totaling $64,000 have been deferred through March 31, 1998. The Bank had three additional loans, with principal balances totaling $338,000, on non- accrual status at March 31, 1998 (none at June 30, 1997). One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $321,000 at March 31, 1998 compared to $930,000 at June 30, 1997. The allowance for loan losses was $667,000 or 41.9% of non-performing loans at March 31, 1998, compared to $622,000 or 31.0% of non-performing loans at June 30, 1997. There were no loan charge-offs or recoveries in the nine months ended March 31, 1998.

         Stockholders' equity decreased $2.0 million from $47.0 million at June 30, 1997 to $45.0 million at March 31, 1998. The decrease primarily reflects treasury stock purchases of $3.0 million and dividends paid of $771,000, partially offset by net income of $1.4 million. Stockholders' equity as a percent of total assets decreased to 23.0% at March 31, 1998 from 25.7% at June 30, 1997. Book value per share increased from $14.71 at June 30,1997 to $14.92 at March 31, 1998.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1998 and
1997

         Net income for the quarter ended March 31, 1998 was $437,000, or $0.16 per share, compared to net income of $524,000, or $0.18 per share, for the comparable period last year. Diluted earnings per share were $0.16 in the current quarter compared to $0.18 in the quarter ended March 31, 1997. Net income for the three months ended March 31, 1998 was affected by a $124,000 increase in non-interest expenses, including a charge to earnings of $64,000 ($37,000 net of taxes) for the full vesting of certain shares, under the Company's RRP, due to the death of a Director.

         Net interest income for the quarters ended March 31, 1998 and 1997 was $1.7 million. Interest income increased $175,000 to $3.2 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The increase was caused primarily by a $9.2 million increase in average interest-earning assets. Interest expense increased $179,000 to $1.5 million for the quarter ended March 31, 1998 versus the comparable quarter in the prior year. This increase was due primarily to a $13.6 million increase in average interest-bearing liabilities and an 11 basis point increase in the average rate paid on interest-bearing liabilities.

         The provision for loan losses was $15,000 for the quarters ended March 31, 1998 and 1997. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $124,000 to $936,000 for the quarter ended March 31, 1998 compared to $812,000 for the same period a year ago. The increase was caused primarily by the $64,000 charge to earnings for vested RRP shares, as explained above; a $24,000 increase in occupancy costs due to the construction of a new building for the Bank's Mohegan Lake branch; and a $29,000 increase in other non-interest expense.

         Income tax expense decreased $39,000, or 10.1%, for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease is due primarily to a decrease of $126,000, or 13.9%, in pre-tax income.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1998 and
1997

         Net income for the nine months ended March 31, 1998 was $1.4 million, or $0.51 per share, compared to $1.3 million, or $0.40 per share, for the same period in the prior year. Diluted earnings per share were $0.49 in the current-year period compared to $0.40 for the nine months ended March 31, 1997. Excluding the $64,000 charge explained above, net income for the nine months ended March 31, 1998 would have been $1.4 million, or $0.52 basic earnings per share. Net income for the nine months ended March 31, 1997 was affected by a one-time charge to earnings for a Federal deposit insurance special assessment of $884,000 ($520,000 after taxes) and a credit to earnings for the recognition of a $238,000 reduction to New York State tax expense, net of Federal taxes, due to a change in the New

York State tax law. Excluding these one-time events recognized in the quarter ended September 30, 1996, net income for the nine months ended March 31, 1997 would have been $1.6 million, or $0.49 basic earnings per share.

         Net interest income for the nine months ended March 31, 1998 decreased $242,000 compared to the nine months ended March 31, 1997. The decrease was caused primarily by an $8.9 million decrease in average net earning assets, principally due to purchases of the Company's stock. The average rate paid on interest-bearing liabilities increased 13 basis points to 4.25% from 4.12%. The increase was primarily caused by shifts in the mix of interest-bearing deposits from generally lower rate regular savings accounts to generally higher rate savings certificates, and the Company entering into a securities repurchase agreement for $10.0 million. Foregone interest income and other adjustments due to the non-accrual status of the Bank's loans amounted to $64,000 for the nine months ended March 31, 1998, compared to $119,000 for the nine months ended March 31, 1997.

         The provision for loan losses was $45,000 and $128,000, respectively, for the nine months ended March 31, 1998 and 1997. The higher provision for the nine months ended March 31, 1997 was caused by the establishment of an $83,000 allowance for loan losses on the TASCO Loans.

         Non-interest expense decreased $764,000 to $2.6 million for the nine months ended March 31, 1998 compared to $3.4 million for the same period a year ago. The decrease was primarily the result of a $977,000 decrease in Federal deposit insurance premiums, principally due to the one-time assessment of $884,000 in the year-ago period, partially offset by a $59,000 increase in
occupancy  expense  and  a  $36,000  increase  in  other  non-interest   expense
categories. These increases were primarily due to the construction of a new building for the Bank's Mohegan Lake branch.

         Income tax expense was $1.1 million and $571,000, respectively, for the nine months ended March 31, 1998 and 1997. The $501,000 increase in tax expense reflects the recognition of an income tax benefit of $238,000 in the prior year relating to an amendment in the New York State tax law which eliminated the need for a deferred tax liability associated with certain tax bad debt reserves, as well as taxes attributable to the $595,000 increase in pre-tax income in the current year.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                       Nine Months Ended
                                                       -----------------------------------------------------------------------------
                                                                      March 31, 1998                          March 31, 1997
                                                       -------------------------------------    ------------------------------------
                                                        Average                     Average      Average                   Average
                                                       Balance(1)    Interest      Yield/Rate   Balance(1)   Interest     Yield/Rate
                                                       ----------    --------      ----------   ----------   --------     ----------
                                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 46,418      $ 2,785           8.00%    $ 42,429     $ 2,513        7.90%
   Mortgage-backed securities(3)................        119,300        5,707           6.38      116,675       5,529        6.32
   Other debt securities(3).....................         12,555          611           6.49       13,192         646        6.54
   Other interest-earning assets................          5,458          271           6.60       11,987         534        5.93
                                                       --------      -------                    --------       -----
     Total interest-earning assets..............        183,731      $ 9,374           6.80%     184,283     $ 9,222        6.67%
                                                                     =======                                   =====
Non interest-earning assets.....................          2,304                                    1,380
                                                       --------                                 --------
     Total assets...............................       $186,035                                 $185,663
                                                       ========                                 ========
Interest-bearing liabilities:
   Regular savings and club accounts............        $53,280      $ 1,180          2.95%     $ 56,785     $ 1,286        3.02%
   Money market and NOW accounts................         11,628          246          2.82        11,229         206        2.45
   Savings certificates and other...............         70,592        2,888          5.45        62,183       2,530        5.42
   Securities repurchase agreements.............          3,000          102          4.53           --          --          ---
                                                       --------      -------                     -------     -------
     Total interest-bearing liabilities.........        138,500      $ 4,416          4.25%      130,197     $ 4,022        4.12%
                                                                     =======                                 =======
Non interest-bearing liabilities................            977                                    3,492
                                                        -------                                  -------
     Total liabilities..........................        139,477                                  133,689
Stockholders' equity............................         46,558                                   51,974
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $186,035                                 $185,663
                                                       ========                                 ========
Net earning assets..............................       $ 45,231                                 $ 54,086
                                                       ========                                 ========
Net interest income.............................                     $ 4,958                                 $ 5,200
                                                                     =======                                 =======
Net interest rate spread........................                                      2.55%                                2.55%
                                                                                      ====                                 ====
Net yield on average interest-earning assets(4).                                      3.60%                                3.76%
                                                                                      ====                                 ====
Average interest-earning assets to average
 interest-bearing liabilities...................           1.33x                                    1.42x
                                                           ====                                     ====


                                                                                       Three Months Ended
                                                       -----------------------------------------------------------------------------
                                                                      March 31, 1998                          March 31, 1997
                                                       -------------------------------------    ------------------------------------
                                                        Average                     Average      Average                   Average
                                                       Balance(1)    Interest      Yield/Rate   Balance(1)   Interest     Yield/Rate
                                                       ----------    --------      ----------   ----------   --------     ----------
                                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 47,064      $   938           7.97%    $ 43,173     $  869        8.05%
   Mortgage-backed securities(3)................        123,744        1,967           6.36      117,773      1,852        6.29
   Other debt securities(3).....................         13,429          221           6.58       12,967        214        6.60
   Other interest-earning assets................          5,340           94           7.01        6,473        110        6.80
                                                       --------      -------                    --------     ------
     Total interest-earning assets..............        189,577      $ 3,220           6.79%     180,386     $3,045        6.75%
                                                                     =======                                 ======
Non interest-earning assets.....................          2,462                                    2,086
     Total assets...............................       $192,039                                 $182,472
                                                       ========                                 ========
Interest-bearing liabilities:
   Regular savings and club accounts............        $52,592      $   370           2.82%    $ 55,893     $  421        3.01%
   Money market and NOW accounts................         12,035           83           2.76       11,037         68        2.46
   Savings certificates and other...............         73,084          985           5.39       64,727        872        5.39
   Securities repurchase agreements.............          7,500          102           5.44           --         --          --
                                                       --------      -------                    --------     ------
     Total interest-bearing liabilities.........        145,211      $ 1,540           4.24%     131,657     $1,361        4.13%
                                                                     =======                                 ======
Non interest-bearing liabilities................          1,101                                    3,468
                                                       --------                                 --------
     Total liabilities..........................        146,312                                  135,125
Stockholders' equity............................         45,727                                   47,347
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $192,039                                 $182,472
                                                       ========                                 ========
Net earning assets..............................       $ 44,366                                 $ 48,729
                                                       ========                                 ========
Net interest income.............................                     $ 1,680                                 $1,684
                                                                     =======                                 ======
Net interest rate spread........................                                       2.55%                               2.62%
                                                                                       ====                                ====
Net yield on average interest-earning assets(4).                                       3.54%                               3.73%
                                                                                       ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................           1.31x                                    1.37x
                                                           ====                                     ====

-------------

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

Liquidity and Capital Resources

         The Bank's primary sources of funds are depositor accounts from its market area; proceeds from principal and interest payments on loans, mortgage-backed securities and other debt securities; and borrowings from the Federal Home Loan Bank of New York ("FHLB") and other sources. While maturities and scheduled payments on loans and securities are a predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Bank are the origination of mortgage loans and the purchase of securities, and its primary financing activity is the attraction of depositor accounts.

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $48.7 million at March 31, 1998. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. The Bank had no such borrowings at March 31, 1998 and June 30, 1997.

         In January 1998, the Company began to utilize securities repurchase agreements as a funding source, in order to supplement retail deposit growth, by borrowing $10.0 million and investing the proceeds in securities. The Company may engage in other repurchase agreements, from time to time, as conditions warrant.

         The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of March 1998, the Bank's average daily total liquidity ratio was 35.7%, compared to the minimum OTS requirement of 4.0%.

         The Bank's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits in other financial institutions and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on cash flows from the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $1.2 million, from $4.2 million at June 30, 1997 to $3.0 million at March 31, 1998.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At March 31, 1998, the Bank had commitments to originate loans of $1.5 million. Savings certificates which are scheduled to mature in one year or less at March 31, 1998 totaled $56.4 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At March 31, 1998, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for Tier I (core) capital and

8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At March 31, 1998, the Bank had both tangible and core capital of $44.0 million (22.6% of total adjusted assets); Tier I risk-based capital of $44.0 million (88.4% of total risk-weighted assets); and total risk-based capital of $44.7 million (89.7% of total risk-weighted assets).

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


                                            PEEKSKILL FINANCIAL CORPORATION
                                                     (Registrant)


DATE:  May 13, 1998                         BY: /s/ Eldorus Maynard
                                                --------------------------------
                                                Eldorus Maynard
                                                Chairman of the Board and
                                                Chief Executive Officer


DATE:  May 13, 1998                         BY: /s/ William J. LaCalamito
                                                --------------------------------
                                                William J. LaCalamito
                                                President
                                                (principal financial officer)