Form 10-K
period 1998-06-30
PEEKSKILL FINANCIAL CORP
filed 1998-09-28
CIK 1001802

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998

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

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 22, 1998, there were issued and outstanding 2,857,569 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of September 22, 1998, was approximately $40.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 1998.

PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended June 30, 1998.

================================================================================

                        PEEKSKILL FINANCIAL CORPORATION
                           Annual Report on Form 10-K

                                                                                    Page
                                                                                    ----
                                     PART I
Item 1.   Business                                                                    3
Item 2.   Properties                                                                 35
Item 3.   Legal Proceedings                                                          37
Item 4.   Submission of Matters to a Vote of Security Holders                        37

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                                    37
Item 6.   Selected Financial Data                                                    37
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      37
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                 37
Item 8.   Financial Statements and Supplementary Data                                37
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                       38

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant                         38
Item 11.  Executive Compensation                                                     38
Item 12.  Security Ownership of Certain Beneficial Owners and Management             38
Item 13.  Certain Relationships and Related Transactions                             38

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K           39

          Signatures                                                                 41

                                     PART I

Item 1. Business

General

     Peekskill Financial Corporation ("Peekskill" or the "Company") was formed in 1995 at the direction of First Federal Savings Bank ("First Federal" or the "Bank"), formerly First Federal Savings and Loan Association of Peekskill, for the purpose of becoming a unitary savings and loan holding company and owning all of the outstanding stock of the Bank issued on December 29, 1995 in connection with the Bank's conversion from the mutual to stock form of organization (the "Conversion"). The Company is incorporated under the laws of the State of Delaware and is authorized to do business in the State of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. Unless the context otherwise requires, all references herein to the Bank or the Company include both entities on a consolidated basis.

     At June 30, 1998, the Company had total assets of $200.3 million, deposits of $139.9 million and stockholders' equity of $43.2 million. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "PEEK."

     First Federal was originally organized as a state chartered savings and loan association in 1924. In 1954, it converted to a federally chartered savings and loan association. In December 1995, the Bank became a federally chartered savings bank. First Federal serves the financial needs of communities in its market area through its main office located at 1019 Park Street, Peekskill, New York and branch offices located at 1961 Commerce Street in Yorktown Heights, New York and Cortlandt Town Center on Route 6 in Mohegan Lake, New York.

     First Federal's business involves attracting deposits from customers in its market area and investing such funds primarily in mortgage-backed securities and one-to-four family residential mortgages. At June 30, 1998, the Bank had total assets of $199.1 million consisting primarily of $127.5 million of mortgage-backed securities and $46.3 million of one-to-four family mortgage loans representing 95.1% of the total loan portfolio. The Bank also held other debt securities (consisting primarily of U.S. Government Agency obligations) of $16.5 million at June 30, 1998.

     The Bank has sought to enhance its net income through the adoption of a strategy designed to maintain capital in excess of regulatory requirements, limit loan delinquencies and enhance net interest spread while managing interest rate risk. This strategy involves (i) maintaining a substantial portfolio of mortgage-backed and other debt securities having terms to repricing of seven years or less, (ii) controlling operating expenses, (iii) focusing on the origination of one-to-four family residential loans, (iv) limiting other types of loans that could increase credit risk or operating costs, and (v) using customer service to build and maintain a substantial level of core depositor accounts.

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

Forward-Looking Statements

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

     In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; the extent and timing of legislative and regulatory actions and reforms; and Year 2000 related costs and issues substantially different from those now anticipated.

     The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Competition

     The Company faces significant competition for the loans it originates and the deposits it accepts. The Company's market area has a high density of financial institutions, from small community banks to branches of large non-local institutions, all of which compete with the Company to varying degrees. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies and other institutional lenders. The Company successfully competes for loans by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive within its market area. Changes in the demand for loans relative to the availability of credit may affect the level of competition from financial institutions that may be more willing than the Company or its competitors to make credit available but that have not generally engaged in lending activities in the Company's market area in the past. The Company's most direct competition for deposits has historically come from savings banks, savings and loan associations, and commercial banks, as well as money market funds, stock and bond mutual funds, and brokerage companies. The Company competes for deposits by emphasizing product delivery and customer service, and offering products at generally competitive interest rates.

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

     Peekskill was traditionally a small town whose inhabitants were employed in small and medium sized businesses in the surrounding communities. However, with the growth of the New York Metropolitan area and the expansion of business activities in the White Plains area, Peekskill, and particularly the surrounding communities, have evolved into suburban bedroom communities. More recently, however, Peekskill's market area has experienced limited economic and demographic growth. The city of Peekskill has a significant level of low-income housing and has experienced very limited levels of single-family housing construction in recent decades. In contrast, other portions of the Bank's market area such as Yorktown and Putnam Valley have recently experienced somewhat more growth, both economically and demographically, with increased levels of single-family housing construction.

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

Lending Activities

     Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family properties. At June 30, 1998, the Company had net loans of $47.6 million, which represents 23.8% of total assets. The percentage distribution of the loan portfolio at that date was as follows: 95.1% of one-to-four family mortgage loans, the majority of which are owner occupied; 1.4% of multi-family mortgage loans; 1.0% of commercial mortgage loans; 1.4% of construction loans; and 1.1% of consumer loans.

     The following table sets forth the composition of the loan portfolio in dollar amounts and percentages as of the dates indicated. In addition, the table sets forth the loan portfolio by fixed- and adjustable-rate balances as of the dates indicated.

                                                                        June 30,
                                      ------------------------------------------------------------------------
                                              1998                        1997                    1996
                                       --------------------       --------------------     --------------------
                                       Amount       Percent       Amount      Percent      Amount       Percent
                                       ------       -------       ------      -------      ------       -------
                                                                 (Dollars in thousands)
Real Estate Loans:
 One-to-four family ...............    $46,271         95.1%     $44,163         94.9%     $38,644         95.5%
 Multi-family .....................        674          1.4          724          1.6          394          1.0
 Commercial .......................        507          1.0          531          1.1          285          0.7
 Construction .....................        676          1.4          670          1.4          579          1.4
                                      --------    ---------     --------    ---------     --------    ---------
     Total real estate loans ......     48,128         98.9       46,088         99.0       39,902         98.6
                                      --------    ---------     --------    ---------     --------    ---------

Other Loans:
  Passbook loans and other ........        460          1.0          341          0.8          404          1.0
  Student .........................         63          0.1          102          0.2          143          0.4
                                      --------    ---------     --------    ---------     --------    ---------
     Total consumer loans .........        523          1.1          443          1.0          547          1.4
                                      --------    ---------     --------    ---------     --------    ---------
     Total loans ..................     48,651        100.0%      46,531        100.0%      40,449        100.0%
                                                  =========                  ========                 =========
Less:
 Construction loans in process ....       (112)                     (195)                     (114)
 Allowance for loan losses ........       (682)                     (622)                     (519)
 Net deferred loan origination fees       (226)                     (207)                     (259)
                                     ---------                  --------                 ---------
 Total loans, net .................    $47,631                   $45,507                   $39,557
                                     =========                  ========                 =========

Fixed-Rate Loans:
  Real estate loans ...............    $47,252         97.1%     $45,015         96.7%     $38,770         95.8%
  Other loans .....................        523          1.1          443          1.0          547          1.4
                                      --------    ---------     --------    ---------     --------    ---------
    Total-fixed rate loans ........     47,775         98.2       45,458         97.7       39,317         97.2

Adjustable-Rate Loans:
  Real estate loans ...............        876          1.8        1,073          2.3        1,132          2.8
                                      --------    ---------     --------    ---------     --------    ---------
    Total loans ...................    $48,651        100.0%     $46,531        100.0%     $40,449        100.0%
                                      ========    =========     ========    =========     ========    =========

                                                          June 30,
                                         ---------------------------------------------
                                                1995                      1994
                                         --------------------     --------------------
                                         Amount      Percent      Amount       Percent
                                         ------      -------      ------       -------
                                                     (Dollars in thousands)
Real Estate Loans:
 One-to-four family ...............     $40,112         95.2%    $38,979          95.8%
 Multi-family .....................         426          1.0         458           1.1
 Commercial .......................         308          0.7         329           0.8
 Construction .....................         725          1.7         165           0.4
                                       --------    ---------    --------     ---------
     Total real estate loans ......      41,571         98.6      39,931          98.1
                                       --------    ---------    --------     ---------

Other Loans:
  Passbook loans and other ........         356          0.9         524           1.3
  Student .........................         215          0.5         255           0.6
                                       --------    ---------    --------     ---------
     Total consumer loans .........         571          1.4         779           1.9
                                       --------    ---------    --------     ---------
     Total loans ..................      42,142        100.0%     40,710         100.0%

Less:
 Construction loans in process ....        (273)                     (50)
 Allowance for loan losses ........        (474)                    (336)
 Net deferred loan origination fees        (335)                    (363)
                                       --------                ---------
 Total loans, net .................     $41,060                  $39,961
                                       ========                =========

Fixed-Rate Loans:
  Real estate loans ...............     $40,297         95.6%    $38,571          94.7%
  Other loans .....................         571          1.4         779           1.9
                                       --------    ---------    --------     ---------
    Total-fixed rate loans ........      40,868         97.0      39,350          96.6

Adjustable-Rate Loans:
  Real estate loans ...............       1,274          3.0       1,360           3.4
                                       --------    ---------    --------     ---------
    Total loans ...................     $42,142        100.0%    $40,710         100.0%
                                       ========    =========    ========     =========

     Loan Maturities. The following table shows the contractual maturity of the loan portfolio at June 30, 1998. All loans (including adjustable-rate loans) are shown as maturing in the period that includes the final contractual due date, as the table does not reflect the effects of periodic amortization payments, possible prepayments or enforcement of due-on-sale clauses.

                                               Due in
                                 ------------------------------------
                                              More than
                                 Less than    1 Year to      More than
                                  1 Year       5 Years        5 Years         Total
                                  ------       -------        -------         -----
Mortgage loans:                                 (In thousands)
  One-to-four family ...        $    72        $ 3,916        $42,283        $46,271
  Multi-family .........             --            322            352            674
  Commercial ...........             --            233            274            507
  Construction .........            676             --             --            676
                                -------        -------        -------        -------
    Total mortgage loans            748          4,471         42,909         48,128

Other loans ............            460             58              5            523
                                -------        -------        -------        -------
    Total loans ........        $ 1,208        $ 4,529        $42,914        $48,651
                                =======        =======        =======        =======


     The following table sets forth, by type of interest rate, the dollar amounts in each loan category at June 30, 1998 that are contractually due in more than one year.

                                          Fixed           Adjustable       Total
                                          -----           ----------       -----
                                                      (In thousands)
Mortgage loans:
  One-to-four family ...........         $45,323         $   876         $46,199
  Multi-family .................             674              --             674
  Commercial ...................             507              --             507
                                         -------         -------         -------
    Total mortgage loans .......          46,504             876          47,380

Other loans ....................              63              --              63
                                         -------         -------         -------
    Total loans ................         $46,567         $   876         $47,443
                                         =======         =======         =======


     Loans-to-One-Borrower. Pursuant to Federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1998, based on the 15% limitation, the Bank's loans-to-one borrower limit was $6.5 million and the largest dollar amount outstanding to one borrower, or group of related borrowers, was $350,000. This loan, which is secured by a single-family residence in Putnam Valley, New York, was performing in accordance with its contractual terms at June 30, 1998.

     Loan Underwriting. The Bank's lending practices are subject to its written underwriting standards and established loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations by independent appraisers (consistent with the Bank's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

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

     One-to-Four Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of fixed-rate loans secured by mortgages on owner-occupied one-to-four family residences. At June 30, 1998, $46.3 million, or 95.1%, of the Bank's loan portfolio consisted of mortgage loans secured by one-to-four family residences. Substantially all of the residential loans originated by the Bank are secured by properties located in its primary lending area. All of the one-to-four family residential loans originated by the Bank are retained and serviced by it except for loans originated for the State of New York Mortgage Agency ("SONYMA") which are sold to SONYMA at closing. In order to supplement one-to-four family residential loan products, the Bank from time to time has purchased one-to-four family residential loan participations, although it has not done so in recent years. However, depending on future market conditions, it may do so in the future.

     The Bank currently offers conventional fixed-rate loans with maximum terms of up to 30 years. The interest rate on such loans is generally based on competitive factors. The Bank does not offer adjustable-rate residential loans, although it may do so in the future, depending on market conditions.

     In underwriting one-to-four family residential real estate loans, the Bank evaluates the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan, the loan-to-value ratio and debt-to-income ratios. First Federal originates residential mortgage loans with loan-to-value ratios of up to 90% for owner-occupied homes. For mortgage loans with loan-to-value ratios greater than 80%, the Bank originates the loans with private mortgage insurance to reduce the Bank's exposure to 80% or less.

     The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     The Bank also originates home equity loans secured by a lien on the borrower's residence. Home equity loans are generally limited to $80,000 and are originated using the same underwriting standards applicable to the Bank's one-to-four family residential mortgage loans. The Bank currently offers home equity loans for terms of up to 7 years. At June 30, 1998, the Bank had $1.9 million of outstanding advances under home equity loans (included in total one-to-four family mortgage loans).

     Multi-Family and Commercial Real Estate Lending. At June 30, 1998, the Bank had $507,000 in commercial real estate loans, representing 1.0% of the total loan portfolio, and $674,000 in multi-family loans, or 1.4% of the total loan portfolio. The Bank's multi-family loan portfolio consists of a participation interest in a loan secured by an apartment complex and two Bank-originated loans. The Bank's commercial real estate loan portfolio consists of a participation interest in a loan secured by a strip shopping center and three Bank-originated loans. At June 30, 1998, all of these loans were performing in accordance with their contractual terms.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including larger outstanding balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

     While the Bank may engage in multi-family and commercial real estate lending from time to time in the future, it anticipates that future volume will continue to be modest.

     Construction Lending. The Bank makes construction loans to individuals for the construction of their primary or secondary residences and occasionally to builders for the construction of new residences.

     Loans to individuals for the construction of their residences typically have terms of up to 30 years and are structured to provide both construction and "permanent" financing. The borrower makes interest-only payments during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating conventional permanent residential loans. At June 30, 1998, the Bank had $436,000 of one-to-four family residential construction loans to borrowers intending to live in the properties upon completion of construction. Subject to future market conditions, the Bank intends to continue its construction lending activities to persons intending to be owner-occupants.

     On occasion, the Bank makes loans to builders to finance the construction of one-to-four family residences. These loans are made on the same terms as loans to individuals for the construction of single-family residences. At June 30, 1998, the Bank had one loan of this type for $240,000. While the Bank may engage in this type of lending from time to time in the future, the Bank currently expects that its total volume at any one time will be limited.

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

     Other Loans. The Bank offers passbook, home improvement and student loans for personal and educational purposes. At June 30, 1998, other loans totaled $523,000 or 1.1% of total loans outstanding. In the future, the Bank may expand its consumer lending somewhat to increase home improvement loans.

     Originations and Repayments of Loans. Real estate loans are originated by First Federal's loan officers. In addition, in the future, the Bank may utilize outside mortgage loan brokers in an attempt to increase loan production, although there are no specific plans to do so at this time. Loan applications are taken at each of First Federal's offices and processed at the main office.

     The Bank's ability to originate loans is dependent upon competition and customer demand for loans in its market area. Demand is affected by both the local economy and the interest rate environment. See "Competition" and "Market Area." Historically, virtually all loans originated by First Federal have been retained in the portfolio.

     The following table shows the loan origination and repayment activities of the Bank for the periods indicated.

                                                      Year Ended June 30,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
                                                          (In thousands)
Originations by type:
  Mortgage loans:
         One-to-four family .................  $  9,161    $ 11,144    $  4,355
         Multi-family .......................        --         364          --
         Commercial .........................        --         276          --
         Construction .......................       746         972         640
  Other loans ...............................       479         529         560
                                               --------    --------    --------
       Total loans originated ...............    10,386      13,285       5,555
                                               --------    --------    --------

Principal Repayments:
  Mortgage loans:
         One-to-four family .................    (6,806)     (5,405)     (5,684)
         Multi-family .......................       (50)        (34)        (32)
         Commercial .........................       (24)        (30)        (23)
         Construction .......................      (740)       (881)       (627)
  Other loans ...............................      (399)       (633)       (584)
                                               --------    --------    --------
       Total principal repayments ...........    (8,091)     (6,983)     (6,950)
                                               --------    --------    --------

Loans transferred to real estate owned ......      (247)       (220)       (139)
                                               --------    --------    --------
       Net increase (decrease) in total loans  $  2,120    $  6,082    $ (1,534)
                                               ========    ========    ========

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

     Real estate acquired by First Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When a property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at estimated fair value less the estimated cost of disposition, with the resulting write-down charged to the allowance for loan losses. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized.

     The following table sets forth information concerning the Bank's loan delinquencies at June 30, 1998 and 1997:

                                         Loans Delinquent For:
                                 ------------------------------------     Total Delinquent
                                     60-89 Days      90 Days and Over          Loans
                                 ----------------    ----------------    -----------------
                                 Number    Amount    Number     Amount     Number   Amount
                                 ---------------------------------------------------------
                                                  (Dollars in thousands)
One-to-four family real estate
loans:
  June 30, 1998 ..............        7     $313       16(1)   $1,491(1)       23   $1,804
                                 ------   ------   ------      ------      ------   ------
  June 30, 1997 ..............        9     $394       27(1)   $2,004(1)       36   $2,398
                                 ------   ------   ------      ------      ------   ------


(1) Includes a participation interest in certain residential mortgage loans, as discussed below, of $876,000 at June 30, 1998 and $1.1 million at June 30, 1997.

     Classification of Assets. Federal regulations require that each savings association classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses equal to 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review, the Bank classified $1.5 million of loans and $94,000 of real estate owned as substandard at June 30, 1998. There were no assets classified as doubtful or loss at that date. The foregoing asset classifications are generally consistent with those made by the OTS.

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Real estate owned represents properties acquired in settlement of loans.

                                                                  June 30,
                                                 ----------------------------------------------
                                                  1998      1997      1996      1995      1994
                                                 ------    ------    ------    ------    ------
                                                             (Dollars in thousands)
Accruing loans past due more than 90 days:
  One-to-four family mortgage loans ..........     $370      $930    $1,252    $2,096    $1,698
  Consumer loans .............................       --        --        --        --        18
Non-accrual loans:
  One-to-four family mortgage loans ..........      245        --        --        --        --
  Participation interest in one-to-four family
mortgage loans ...............................      876     1,074        --        --        --
                                                 ------    ------    ------    ------    ------
Total non-performing loans ...................    1,491     2,004     1,252     2,096     1,716

Real estate owned:
  Single-family property .....................       94       220        --        --        --
                                                 ------    ------    ------    ------    ------
Total non-performing assets ..................   $1,585    $2,224    $1,252    $2,096    $1,716
                                                 ------    ------    ------    ------    ------
Total as a percentage of total assets ........      0.8%      1.2%      0.7%      1.3%      1.1%
                                                 ======    ======    ======    ======    ======


     As of June 30, 1998, other than the participation interest discussed below, the Bank's largest non-performing loan had a carrying value of $182,000.

     During 1986 and 1987, the Bank purchased from the Thrift Association Service Corporation ("TASCO") six participation interests in pools of one-to-four family residential loans (the "TASCO Loans"). Pursuant to the participation agreements, principal and interest payments on the underlying loans within each pool were to be paid to the Bank whether or not such payments were collected by TASCO.

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

     The FDIC is disputing its obligations under the applicable agreements to make principal and interest payments on the underlying loans whether or not such amounts are collected from the borrowers. The FDIC ceased forwarding all payments to the participants (including those collected and due to participants) during the quarter ended September 30, 1996, at which time the Bank placed the TASCO Loans on non-accrual status. Further, the FDIC is demanding reimbursement of principal and interest payments previously made by the FDIC but not collected by them on the participation certificates. Its position is based on a review of the operative documents, negotiations with TASCO regarding the guarantee, and a belief that servicers do not normally act as financial guarantors. Settlement negotiations between the parties are proceeding; however, no assurance can be given as to when a settlement may be reached. Although the FDIC resumed making certain payments in the quarter ended June 30, 1997, the matter has not been resolved. Accordingly, the TASCO Loans of $876,000 remain on non-accrual status at June 30, 1998, and interest payments of $55,000 and $21,000 received in fiscal 1998 and 1997, respectively, have been deferred. Foregone interest income due to the non-accrual status of the TASCO Loans was $76,000 and $74,000 for fiscal 1998 and 1997, respectively. Interest income for fiscal 1997 was also reduced by the reversal of $67,000 in interest previously received on the TASCO Loans.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" in the Annual Report to Stockholders attached hereto as Exhibit 13, for a further discussion of non-performing assets.

     Other Loans of Concern. As of June 30, 1998, there were no loans (other than non-performing loans) with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing asset categories.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in the loan portfolio. The allowance is established as an amount that management believes will be adequate to absorb probable losses on existing loans. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the current economic conditions in the Bank's market area.

     While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of examination.

     The following table sets forth activity in of the Bank's allowance for loan losses for the periods indicated.

                                               Year Ended June 30,
                                     -------------------------------------------
                                     1998      1997     1996      1995      1994
                                     -------------------------------------------
                                              (Dollars in thousands)

Balance at beginning of year .....   $622      $519     $474      $336     $276
Provision for loan losses ........     60       143       45       160       60
Charge-offs:
  One-to-four family loans .......     --       (40)      --       (22)      --
                                     ----    ------     ----    ------     ----
Balance at end of year ...........   $682      $622     $519      $474     $336
                                     ----    ------     ----    ------     ----

Allowance for loan losses to:
  Non-performing loans ...........   45.7%       31.0%  41.5%       22.6%  19.6%
  Total loans, net ...............    1.4         1.4    1.3         1.2    0.8

Net charge-offs to:
  Average loans outstanding ......     --%        0.1%    --%        0.1%    --%

  Average non-performing loans ...     --         2.0     --         1.2     --

     The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to total loans at the dates indicated.

                                                                           June 30,
                      --------------------------------------------------------------------------------------------------------------
                                     1998                                  1997                                 1996
                      -----------------------------------   -----------------------------------   ----------------------------------
                                                  Percent                               Percent                              Percent
                                                  of Loans                             of Loans                             of Loans
                                     Loan         in Each                  Loan         in Each                   Loan       in Each
                      Amount of     Amounts       Category   Amount of   Amounts       Category    Amount of     Amounts    Category
                      Loan Loss       by          to Total   Loan Loss      by         to Total    Loan Loss       by       to Total
                                                    Loans                                Loans                                Loans
                                  Allowance Category                 Allowance Category                    Allowance Category
                                  ------------------                 ------------------                    ------------------
                                                                    (Dollars in thousands)
One-to-four family     $   682      $46,271         95.1%    $   622     $44,163         94.9%    $   519      $38,644         95.5%
Multi-family .....          --          674          1.4          --         724          1.6          --          394          1.0
Commercial .......          --          507          1.0          --         531          1.1          --          285          0.7
Construction .....          --          676          1.4          --         670          1.4          --          579          1.4
Other ............          --          523          1.1          --         443          1.0          --          547          1.4
                       -------      -------        -----     -------     -------        -----     -------      -------        -----
    Total ........     $   682      $48,651        100.0%    $   622     $46,531        100.0%    $   519      $40,449        100.0%
                       =======      =======        =====     =======     =======        =====     =======      =======        =====

                                                      June 30,
                      --------------------------------------------------------------------------
                                     1995                                  1994
                      -----------------------------------   -----------------------------------
                                                  Percent                               Percent
                                                  of Loans                             of Loans
                                     Loan         in Each                  Loan         in Each
                      Amount of     Amounts       Category   Amount of   Amounts       Category
                      Loan Loss       by          to Total   Loan Loss      by         to Total
                                                    Loans                                Loans
                                  Allowance Category                 Allowance Category
                                  ------------------                 ------------------
                                                                    (Dollars in thousands)
One-to-four family     $   474      $40,112         95.2%    $   336      $38,979         95.8%
Multi-family .....          --          426          1.0          --          458          1.1
Commercial .......          --          308          0.7          --          329          0.8
Construction .....          --          725          1.7          --          165          0.4
Other ............          --          571          1.4         779          1.9
                       -------      -------        -----     -------      -------        -----
    Total ........     $   474      $42,142        100.0%    $   336      $40,710        100.0%
                       =======      =======        =====     =======      =======        =====

Investment Activities

     General. The Bank utilizes mortgage-backed and other debt securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, management considers, among other things, the Bank's yield and interest rate objectives, its interest rate risk and credit risk position, and its liquidity and cash flow. All investment transactions are ratified by the Bank's Board of Directors or Executive Committee.

     First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed and updated regularly to assure that adequate liquidity is maintained. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 and "Regulation - Liquidity."

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain savings certificates of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Securities Portfolio Composition. The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                          June 30,
                                      ------------------------------------------------------------------------------
                                              1998                         1997                       1996
                                      ---------------------      -----------------------     -----------------------
                                      Amortized       Fair        Amortized      Fair        Amortized        Fair
                                        Cost          Value         Cost         Value          Cost          Value
                                      ---------    ---------     ---------     ---------     ---------     ---------
                                                                     (In thousands)
Held-to-Maturity:
Mortgage-backed securities:
  Pass-through securities:
     Freddie Mac ...............      $ 43,258      $ 43,806      $ 57,834      $ 57,910      $ 64,437      $ 64,221
     Ginnie Mae ................        40,767        41,392        32,526        33,360        36,240        35,937
     Fannie Mae ................         7,370         7,429         8,056         8,030         7,096         6,956
  CMOs .........................        36,065        36,267        18,049        18,144        10,448        10,261
                                      --------      --------      --------      --------      --------      --------
                                       127,460       128,894       116,465       117,444       118,221       117,375
U.S. Government Agency and other
  debt securities ..............         7,986         7,989         9,985         9,904        10,979        10,714
                                      --------      --------      --------      --------      --------      --------
   Total held-to-maturity ......       135,446       136,883       126,450       127,348       129,200       128,089

Available-for-sale:
U.S. Government Agency and other
  debt securities ..............         8,500         8,498         2,999         2,983         2,500         2,459
                                      --------      --------      --------      --------      --------      --------
  Total securities .............      $143,946      $145,381      $129,449      $130,331      $131,700      $130,548
                                      ========      ========      ========      ========      ========      ========

     Mortgage-Backed Securities. The Bank invests in mortgage-backed pass-through securities in order to supplement loan production and achieve its asset/liability management goals. All of these securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a Federal agency or are rated "AA" or higher. However, it should be noted that, while a Federal guarantee (direct or indirect) or a high credit rating may indicate a high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting its policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, the Bank's mortgage-backed pass-through securities portfolio at June 30, 1998 included (i) $36.1 million of securities with remaining contractual maturities of five years or less and (ii) $41.4 million of adjustable-rate mortgage-backed securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Risk Management" in the Annual Report to Stockholders attached hereto as Exhibit 13.

     In addition to mortgage-backed pass-through securities, the Bank invests in collateralized mortgage obligations ("CMOs"). Unlike pass-through securities which have a single-class structure resulting in pro-rata distributions to all security holders, CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs could be shorter than the contractual maturities as shown on the table on page 20. Although a significant proportion of the Bank's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flows and hence the values of CMOs are subject to change.

     The Bank invests in CMOs as an alternative to mortgage loans and mortgage-backed pass-through securities as part of its asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Bank has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable-rate mortgage-backed securities. Because the Bank's CMOs are purchased as an alternative to mortgage loans and because the Bank has the ability and intent to hold such securities to maturity, all CMOs are classified as held-to-maturity. At June 30, 1998, the Bank held CMOs with a carrying value of $36.1 million, substantially all of which were of expected short and intermediate duration.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. As of June 30, 1998, the Bank had no high-risk securities.

     The market values of a significant portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time significantly lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. At June 30, 1998, the total market value of the Bank's mortgage-backed securities held-to-maturity was $128.9 million, or $1.4 million greater than total amortized cost. See Note 2 of the Notes to Consolidated Financial Statements.

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

     The following table sets forth mortgage-backed securities purchases and principal repayments for the periods indicated. There were no sales of mortgage-backed securities during these periods.

                                                    Year Ended June 30,
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      --------      --------
                                                     (In thousands)
Purchases:
  Adjustable-rate pass-throughs ......     $ 17,414      $  2,000      $ 20,475
  Fixed-rate pass-throughs ...........        5,015         8,139        17,747
  CMOs ...............................       26,985         7,794            --
                                           --------      --------      --------
         Total purchases .............       49,414        17,933        38,222

Principal repayments .................      (38,419)      (19,689)      (20,087)
                                           --------      --------      --------
  Net increase (decrease) ............     $ 10,995      $ (1,756)     $ 18,135
                                           ========      ========      ========


     Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of the Company's securities portfolio at June 30, 1998. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of the Bank's CMOs, the Bank's short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

                                                     Principal Balances Due in
                                 ------------------------------------------------------------------
                                               More than
                                 Less than     1 Year to       More than 5      More than
                                   1 Year       5 Years     Years to 10 Years   10 Years      Total
                                   ------       -------     -----------------   --------      -----
                                                         (Dollars in thousands)
Mortgage-backed securities:
  Pass-through securities:
     Freddie Mac ..........      $  8,362       $ 24,792       $  4,900       $  5,606       $ 43,660
     Ginnie Mae ...........            --             43            911         39,728         40,682
     Fannie Mae ...........            --          2,864          1,873          2,634          7,371
  CMOs ....................           638             --          1,698         33,708         36,044
                                 --------       --------       --------       --------       --------
     Total ................      $  9,000       $ 27,699       $  9,382       $ 81,676       $127,757
                                 --------       --------       --------       --------       --------
     Weighted average yield          6.19%          6.05%          6.83%          6.63%          6.48%

U.S. Government Agency and
  other debt securities ...      $  1,500       $  4,000       $  9,500       $  1,500       $ 16,500
                                 ========       ========       ========       ========       ========
     Weighted average yield          4.63%          6.18%          6.53%          7.19%          6.33%

     The Bank's holdings of mortgage-backed securities have increased in recent years as a result of increased competition for mortgage loans and the Bank's increased focus on its asset/ liability management. Federal agency mortgage-backed securities carry a yield generally lower than that of the corresponding type of residential loan due to the implied Federal agency guarantee fee and the retention of a servicing spread by the loan servicer. The Bank's other debt securities also carry lower yields due to the implied Federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans. Accordingly, if the proportion of the Bank's assets consisting of mortgage-backed and other debt securities increases, the Bank's asset yields would likely be somewhat adversely affected. The Bank will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

     Other Debt Securities. To date, the Bank's investment strategy has been directed toward high-quality assets (primarily U.S. Government and Agency obligations) with short and intermediate terms (ten years or less) to maturity and liquidity investments. At June 30, 1998, the Bank did not own any debt securities of a single issuer which exceeded 10% of the Bank's equity, other than U.S. Government or Federal Agency obligations.

     The following table sets forth the composition of the Bank's other debt securities and other interest-earning assets at the dates indicated.

                                                                                        June 30,
                                                    -------------------------------------------------------------------------------
                                                              1998                        1997                        1996
                                                    -----------------------     ------------------------     ----------------------
                                                    Amortized         % of      Amortized         % of       Amortized       % of
                                                      Cost            Total       Cost            Total        Cost          Total
                                                     -------        --------     -------        --------     -------      ---------
                                                                                 (Dollars in Thousands)
Other debt securities:
  Held-to-maturity ............................      $ 7,986            48.4%    $ 9,985            76.9%    $10,979           81.5%
  Available-for-sale(1) .......................        8,500            51.6       2,999            23.1       2,500           18.5
                                                     -------        --------     -------        --------     -------      ---------
     Total ....................................      $16,486           100.0%    $12,984           100.0%    $13,479          100.0%
                                                     -------        --------     -------        --------     -------      ---------
Average remaining life of other debt securities      74 mos.                     81 mos.                     79 mos.

Other interest-earning assets:
  FHLB stock ..................................      $ 1,463                     $ 1,463                    $ 1,319
                                                     -------                     -------                    --------
  Interest-bearing deposits with banks ........      $ 2,010                     $ 3,680                    $16,300
                                                     -------                     -------                    --------



(1) The fair value of available-for-sale securities at June 30, 1998, 1997 and 1996 was $8.5 million, $3.0 million and $2.5 million, respectively.

Sources of Funds

     General. The Bank's primary sources of funds are depositor accounts, payments (including prepayments) of loan principal, interest and dividends earned on loans and securities, repayments of securities, borrowings, and funds provided by operations.

     Depositor Accounts. First Federal offers various types of depositor accounts with a variety of interest rates and terms. These accounts consist of regular savings and club accounts, money market and NOW accounts, and savings certificates. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these depositor accounts.

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

     Based on its experience, the Bank believes that substantial portions of its regular savings, club, money market and NOW accounts are relatively stable sources of funds. The Bank has used customer service and marketing initiatives in an effort to maintain and increase the volume of these accounts. However, the ability of the Bank to attract and maintain these accounts (as well as savings certificates) has been and will be affected by competition and market conditions. In particular, the Bank believes that it would be very difficult to increase rapidly the "core" portion of its regular savings, club, money market and NOW accounts. In total, these account types decreased by $872,000, $4.8 million and $7.3 million in fiscal 1998, 1997 and 1996, respectively. Management believes that a large portion of these amounts transferred into savings certificates as a result of interest rate increases on alternate investments. In the future, the Bank will continue to stress, subject to market conditions, the retention of non-certificate accounts.

     The following table sets forth the distribution of depositor accounts and the related weighted average interest rates as of the dates indicated.

                                                                                          June 30,
                                                           -------------------------------------------------------------------------
                                                                   1998                     1997                       1996
                                                           -----------------------  -----------------------   ----------------------
                                                                           Average                  Average                  Average
                                                           Amount           Rate     Amount          Rate      Amount         Rate
                                                           ------           ----     ------          ----      ------         ----
                                                                                    (Dollars in thousands)
Money market and NOW ................................      $ 13,196         2.85%   $ 10,989         2.85%   $ 12,090         2.45%
Regular savings .....................................        50,928         2.75      54,000         3.00      57,664         3.00
Club accounts .......................................           710         2.75         717         3.00         725         3.00
                                                           --------                 --------                 --------
                                                             64,834         2.77      65,706         2.97      70,479         2.91
                                                           --------                 --------                 --------
Savings certificates by remaining period to maturity:
   Less than 1 year .................................        58,118         5.53      53,825         5.53      48,026         5.38
   More than 1 year to 3 years ......................        11,889         6.43       9,707         6.26       5,464         5.54
   More than 3 years ................................         5,017         6.25       3,180         6.17       4,335         6.94
                                                           --------            -    --------                 --------
                                                             75,024         5.72      66,712         5.66      57,825         5.51
                                                           --------                 --------                 --------
Total ...............................................      $139,858         4.35%   $132,418         4.33%   $128,304         4.08%
                                                           --------                 --------                 --------

     The following table sets forth the deposit activity at the Bank during the periods indicated.

                                            Year Ended June 30,
                                 -------------------------------------------
                                   1998             1997              1996
                                 ---------        ---------        ---------
                                           (Dollars in thousands)
Opening balance ...........      $ 132,418        $ 128,304        $ 130,933
Deposits(1) ...............        118,362          112,066          107,874
Withdrawals(1) ............       (115,748)        (112,514)        (115,005)
Interest credited .........          4,826            4,562            4,502
                                 ---------        ---------        ---------
Ending balance ............      $ 139,858        $ 132,418        $ 128,304
                                 ---------        ---------        ---------
Net increase (decrease) ...      $   7,440        $   4,114        $  (2,629)
                                 ---------        ---------        ---------

Percent increase (decrease)            5.6%             3.2%            (2.0)%
                                 ---------        ---------        ---------

(1)  Includes transfers of funds within the Bank.

            The following table sets forth information about the Bank's savings certificates greater than $100,000 by remaining period to maturity as of June 30, 1998:

                                                                      Weighted
                                                         Amount     Average Rate
                                                         ------     ------------
                                                         (Dollars in thousands)
Within three months ........................            $ 1,881         5.48%
After 3 but within 6 months ................              2,883         5.53
After 6 but within 12 months ...............              2,181         5.44
After 12 months ............................              3,133         6.41
                                                        -------         ----
  Total ....................................            $10,078         5.77%
                                                        -------

     Borrowings. First Federal's other available sources of funds include advances from the FHLB of New York and other borrowings. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. See Note 10 of the Notes to Consolidated Financial Statements.

     The Bank has used FHLB advances from time to time to provide funds for investment opportunities and to fund deposit outflows. The Bank may also use advances to extend the maturity of its liabilities if deemed appropriate in connection with its asset/liability management efforts.

     The Company began utilizing repurchase agreements as a funding source in fiscal 1998 to supplement retail deposit growth. Proceeds from the borrowings were invested in fixed-rate government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations at an anticipated average spread of approximately 90 basis points. The spread was conservatively achieved by closely matching the maturities of the securities and borrowings. During fiscal 1998, the Bank entered into the following securities repurchase agreements with the FHLB of New York (dollars in thousands):

   Agreement  with a final  maturity in January 2008,  callable quarterly at the FHLB's  option  beginning in January  2003,
   and bearing interest at 5.42%                                        $ 10,000

   Agreement  with a  final  maturity  in June  2005,  callable quarterly at the FHLB's option  beginning in June 1999,  and
   bearing interest at 5.20%                                               3,000
                                                                         -------
              Total outstanding at June 30, 1998                        $ 13,000
                                                                        ========


     The above securities repurchase agreements were collateralized by securities included in the Company's portfolio with an amortized cost of $13.1 million and a fair value of $13.2 million at June 30, 1998.

     The  following  table  sets  forth  information   concerning  the
balances and interest rates on FHLB borrowings for the periods indicated. Amounts in fiscal 1998 represent securities repurchase agreements, while amounts in fiscal 1996 represent FHLB advances.

                                                 Year Ended June 30,
                                             -----------------------------
                                             1998        1997        1996
                                             ----        ----        ----
                                                (Dollars in thousands)

Maximum balance .........................   $13,000    $  --       $15,500
Average balance .........................     4,567       --           150
Year-end balance ........................    13,000       --           500
Interest rate at year end ...............    5.37 %       -- %        5.63%
Average interest rate during the year ...    5.36 %       -- %        7.33%

Service Corporations

     As a federally chartered savings bank, First Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At June 30, 1998, First Federal had no service corporations.

Employees

     At June 30, 1998, the Bank had a total of 25 full-time and 3 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of December 31, 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended June 30, 1998 was approximately $60,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations, and for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of First Federal is prescribed by Federal laws which prohibit it from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by Federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. First Federal is in compliance with these restrictions. Federal savings associations are generally authorized to branch nationwide.

     First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, First Federal's lending limit under the 15% limitation was $6.5 million. First Federal is in compliance with the loans-to-one borrower limitation.

     The OTS, as well as the other Federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium. Institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation ("FICO") assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998, First Federal had no intangible assets.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At June 30, 1998, First Federal had no subsidiaries.

     At June 30, 1998, First Federal had tangible capital of $43.5 million, or 21.8% of adjusted total assets, which is approximately $40.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

     At June 30, 1998, First Federal had core capital equal to $43.5 million, or 21.8% of adjusted total assets, which is $37.5 million above the minimum leverage ratio requirement of 3% of adjusted total assets in effect on that date.

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

     In determining the amount of risk-weighted assets, all assets, including credit equivalent amounts for certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

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

     At June 30, 1998, First Federal had total risk-based capital of $44.1 million (including $43.5 million in core capital and $623,000 in qualifying supplementary capital) and risk-weighted assets of $49.9 million, or total capital of 88.6% of risk-weighted assets. This amount was $40.1 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% total risk-based capital ratio). Any such association must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a total risk-based capital ratio of less than 6%) must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

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

     Generally, savings associations that meet their capital requirements before and after the proposed distribution, may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or (ii) 75% of its net income for the most recent four-quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Federal may pay dividends in accordance with this general authority.

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

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS rating of "1" or "2", is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, First Federal was in compliance with this requirement, with a liquid asset ratio of 34.4%.

     Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1998, First Federal met the test and has always met the test since its effectiveness.

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

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     In 1995 the Federal banking agencies, including the OTS, adopted revisions to the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in May 1998 and received a rating of satisfactory.

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

     If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activities other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

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

     As a member, First Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 1998, First Federal had $1.5 million in FHLB stock, which was in compliance with this requirement. Over the past five calendar years, dividends received by the Bank on its FHLB stock have averaged 7.80% (including 6.59% for calendar year 1997).

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

Federal and State Taxation

     Federal Taxation. The Bank and the Company currently file separate Federal income tax returns. These returns are filed on a calendar-year basis using the accrual method of accounting.

     Savings associations such as the Bank are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be deducted in computing taxable income for Federal income tax purposes. The amount of the bad debt deduction is presently computed under the experience method, although a percentage-of-taxable-income method was also available in computing the deduction for tax years ended on or prior to December 31, 1995. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     Tax legislation enacted in 1996 imposes a requirement to recapture into taxable income the portion of the tax bad debt reserves for qualifying and non-qualifying loans in excess of the "base-year" balances. For the Bank, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its Federal tax bad debt reserves in excess of the base-year balances; accordingly, the recapture requirement will have no effect on total income tax expense for financial reporting purposes.

     Also, under the 1996 legislation, the Bank's base-year Federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Bank pays a dividend in excess of its current or accumulated earnings and profits, redeems any of its stock or is liquidated. The Bank has not established a deferred Federal tax liability under Statement of Financial Accounting Standards ("SFAS") No. 109 for its base-year Federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The unrecognized deferred tax liability was $1.5 million at June 30, 1998.

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

     The Bank has been audited by the IRS with respect to Federal income tax returns through December 31, 1993, and all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.

     New York Taxation. The Bank and the Company currently file a combined New York state tax return on a calendar-year basis. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to Federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward). New York also imposes a Metropolitan Commuter Transportation District surcharge of 17% that is assessed on the New York State Franchise Tax.

     In July 1996, New York State enacted legislation to preserve the use of the percentage-of- taxable-income bad debt deduction for thrift institutions such as the Bank. In general, the legislation provides for a deduction equal to 32% of the Bank's New York State taxable income, which is comparable to the deductions permitted under the prior law. The legislation also provides for a floating base year, which allows the Bank to switch from the percentage-of-taxable-income method to the experience method without recapture of any reserve. Previously, the Bank had established a deferred New York State tax liability for the excess of its New York State tax bad debt reserves over the amount of its base-year New York State reserves. Since the 1996 legislation effectively eliminated the reserves in excess of the base-year balances, the Bank reduced its deferred tax liability by $238,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

     Generally, New York State has requirements similar to Federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the 1996 legislation, New York continues to require that the Bank maintain its thrift institution charter and hold at least 60% of its assets in specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Bank expects to continue to meet the 60% requirement and does not anticipate engaging in any of the transactions that would require recapture of the base-year reserves. Accordingly, in conformity with SFAS No. 109, the related state deferred tax liability of approximately $0.6 million (net of Federal tax effect) has not been recognized.

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2. Properties

     The Bank conducts its business at its main office and two other locations in its market area. The following table sets forth information concerning each of these offices as of June 30, 1998. At

June 30, 1998, the total net book value of the Bank's office properties and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was $1.0 million, distributed as follows by location:

                                       Year         Owned or   Net Book Value at
    Location                         Acquired        Leased      June 30, 1998
    --------                         --------        ------      -------------
Main Office:
1019 Park Street                        1959          Owned        $115,000
Peekskill, New York

Full Service Branches:
1961 Commerce Street                    1977         Leased          27,000
Yorktown Heights, New York

Cortlandt Town Center, Rte. 6           1997          Owned (1)     901,000
Mohegan Lake, New York

(1)  Building is owned; land is leased.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.


                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     Page 47 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

     Page 1 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pages 3 through 15 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Pages 5 and 6 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     Pages 16 through 45 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors is incorporated herein by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

     The following information appearing in 1998 Annual Report to Stockholders is herein incorporated by reference:

                                                                        Pages in
                                                                         Annual
Annual Report Section                                                    Report
---------------------                                                    ------
Independent Auditors' Report............................................    16

Consolidated Balance Sheets as of June 30, 1998 and 1997................    17

Consolidated Statements of Income for the Years
  Ended June 30, 1998, 1997 and 1996....................................    18

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended June 30, 1998, 1997 and 1996..............................    19

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1998, 1997 and 1996....................................    20

Notes to Consolidated Financial Statements.............................. 21-45

(a)(2) Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is not applicable or has been included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits



                                                                  Reference to
 Regulation                                                      Prior Filing or
 S-K Exhibit                                                     Exhibit Number
   Number                   Document                             Attached Hereto
   ------                   --------                             ---------------
     2      Plan of acquisition, reorganization,
            arrangement, liquidation or succession                      None

     3(a)   Articles of Incorporation                                    *

     3(b)   By-Laws                                                      *

     4      Instruments defining the rights of security
            holders, including debentures                                *

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
              Form of Recognition and Retention Plan                     **
              Employee Stock Ownership Plan                              **

    11      Statement regarding computation of per share earnings       None

    13      Annual Report to Security Holders                            13

    16      Letter regarding change in certifying accountants           None

    18      Letter regarding change in accounting principles            None

    21      Subsidiaries of Registrant                                   21

    22      Published report regarding matters submitted to
             vote of security holders                                   None

    23      Consents of Experts and Counsel                              23

    24      Power of Attorney                                           None

    27      Financial Data Schedule (EDGAR filing only)

    28      Information from reports furnished to state
              insurance regulatory authorities                          None

    99      Additional Exhibits                                         None


(*) Filed as exhibits to the Company's Form S-1 registration statement filed on October 3, 1995 (File No. 33-97730) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Amendment No. 1 to Form S-1 registration statement filed on November 8, 1995 (File No. 33-97730) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K

     During the quarter ended June 30, 1998, no current reports on Form 8-K were filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEEKSKILL FINANCIAL CORPORATION


                                 By: /s/ Eldorus Maynard
                                     ----------------------------------
                                     Eldorus Maynard, Chief Executive Officer
                                     and Chairman of the Board
                                     (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Dominick Bertoline                     /s/ John A. McGurty
--------------------------------           ----------------------------
Dominick Bertoline, Director               John A. McGurty, Director

Date:    September 28, 1998                Date: September 28, 1998


/s/ Edward H. Dwyer                        /s/ Eldorus Maynard
--------------------------------           ----------------------------
Edward H. Dwyer, Director                  Eldorus Maynard, Chief Executive
                                           Officer and Chairman of the Board
Date:  September 28, 1998                  (Principal Executive and
                                           Operating Officer)

                                           Date:  September 28, 1998

/s/Robert E. Flower                        /s/ William J. LaCalamito
--------------------------------           ----------------------------
Robert E. Flower, Director                 William J. LaCalamito, President,
                                           Chief Operating Officer and Secretary
Date: September 28, 1998                   (Principal Financial and
                                           Accounting Officer)

                                           Date: September 28, 1998

SELECTED CONSOLIDATED FINANCIAL DATA
At or for the Fiscal Year ended June 30
(Dollars in thousands, except per share data)

                                                                       1998         1997         1996          1995         1994
                                                                    ---------    ---------    ---------     ---------    ---------
Selected Financial Condition Data:
Total assets                                                        $ 200,341    $ 182,560    $ 191,323     $ 155,716    $ 156,652
Loans, net                                                             47,631       45,507       39,557        41,060       39,961
Held-to-maturity securities (1)                                       135,446      126,450      129,200       105,421      113,966
Available-for-sale securities                                           8,498        2,983        2,459         1,976         --
Cash and cash equivalents                                               4,626        4,158       17,320         4,681          157
Depositor accounts                                                    139,858      132,418      128,304       130,933      133,891
Securities repurchase agreements                                       13,000         --           --            --           --
Equity                                                                 43,206       46,966       59,774        21,178       19,267


Selected Operating Data:
Interest and dividend income                                        $  12,643    $  12,309    $  11,794     $  10,722    $  10,858
Interest expense                                                        6,034        5,431        5,401         4,785        4,216
                                                                    ---------    ---------    ---------     ---------    ---------
   Net interest income                                                  6,609        6,878        6,393         5,937        6,642
Provision for loan losses                                                  60          143           45           160           60
                                                                    ---------    ---------    ---------     ---------    ---------
   Net interest income after provision for loan losses                  6,549        6,735        6,348         5,777        6,582
Loan fees and service charges                                             135          149          207           201          227
Other non-interest income                                                  90           87          101            76           88
Non-interest expense (excluding special assessment)                     3,474        3,318        2,807         2,490        2,315
SAIF special assessment (2)                                              --            884         --            --           --
                                                                    ---------    ---------    ---------     ---------    ---------
   Income before income tax expense and cumulative
       effect of changes in accounting principles                       3,300        2,769        3,849         3,564        4,582
Income tax expense (3)                                                  1,446          957        1,628         1,640        2,040
Cumulative effect of changes in accounting principles:
     Postretirement health care benefits, net                            --           --            (59)         --           --
     Income taxes                                                        --           --           --            --           (205)
                                                                    ---------    ---------    ---------     ---------    ---------
Net income (4)                                                      $   1,854    $   1,812    $   2,162     $   1,924    $   2,337
                                                                    =========    =========    =========     =========    =========
Earnings per share, from date of conversion (4):
   Basic                                                            $    0.68    $    0.58    $    0.36
   Diluted                                                               0.66         0.58         0.36
                                                                    =========    =========    =========

Selected Statistical Data:
Return on average assets (4)                                             0.98%        0.98%        1.23%         1.22%        1.52%
Return on average equity (4)                                             4.02         3.57         4.96          9.38        12.80
Net interest margin                                                      3.55         3.76         3.66          3.82         4.38
Average interest rate spread                                             2.52         2.57         2.57          3.32         3.98
Equity to total assets at end of period                                 21.57        25.73        31.24         13.60        12.30
Efficiency ratio (5)                                                    50.83        61.09        42.04         40.07        33.28
Non-interest expense to average assets (4)                               1.84         2.27         1.59          1.58         1.50
Non-performing loans to total loans, net                                 3.13         4.40         3.17          5.10         4.29
Allowance for loan losses to non-performing loans                       45.74        31.04        41.45         22.61        19.58
Non-performing assets to total assets                                    0.79         1.22         0.65          1.35         1.10
Book value per share                                                $   14.92    $   14.71    $  14.58
Cash dividends per share                                                 0.36         0.36        0.09
Dividend payout ratio                                                   54.69%       62.25%      26.86

(1) At June 30, 1994, all securities were classified as "held-for-investment" prior to the adoption of SFAS No. 115.

(2) Represents the Bank's share of a special assessment imposed on all financial institutions with deposits insured by the Savings Association Insurance Fund ("SAIF"). After taxes, this assessment reduced net income by approximately $520,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Fiscal Years Ended June 30, 1997 and 1996."

(3) Income tax expense for fiscal 1997 has been reduced by a tax benefit of $238,000 resulting from a change in New York state tax law. See Note 7 to Consolidated Financial Statements.

(4) Excluding the after-tax SAIF charge and the state tax benefit described in notes (2) and (3), net income for fiscal 1997 would have been $2,094,000, resulting in a return on average assets of 1.13%, a return on average equity of 4.13% and basic earnings per share of $0.68. The ratio of non-interest expense to average assets would have been 1.80%.

(5) The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income (other than gains and losses on sales of securities and real estate owned). Excluding the SAIF special assessment, the efficiency ratio for fiscal 1997 would have been 48.24%.

To Our Stockholders:

Peekskill Financial Corporation successfully completed its second full year of operations as a public company by growing its core business and enhancing stockholder value. During fiscal 1998, our subsidiary, First Federal Savings Bank, a service-oriented community bank, opened a modern expanded facility in Mohegan Lake, New York, introduced several new mortgage products and continued to expand customer services by introducing 24 hour banking at two branch locations.

     Net income increased to $1.9 million, or $0.68 per basic share, for fiscal 1998 compared to net income of $1.8 million, or $0.58 per basic share, for fiscal 1997. Net income for the year ended June 30, 1997 was affected by a one-time charge to earnings for a Federal deposit insurance special assessment and a credit to earnings for the recognition of a tax benefit due to a change in the New York State tax law.

     Total assets increased $17.7 million to $200.3 million at June 30, 1998 from $182.6 million at June 30, 1997. The increase was funded by a $7.4 million increase in depositor accounts and $13.0 million of borrowings under securities repurchase agreements, partially offset by a $3.8 million decrease in stockholders' equity. The Company began utilizing repurchase agreements during fiscal 1998 as a funding source to supplement retail deposit growth. Proceeds from these borrowings were invested in fixed-rate government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations at an anticipated average spread of approximately 90 basis points. The spread was conservatively achieved by closely matching the maturities of these securities and borrowings. Any additional future leveraging using borrowings will be carried out in the same conservative manner.

     The Bank completed construction of a new building for its Mohegan Lake branch. The new facility, with a drive-up teller and ATM, is located in the Cortlandt Town Center, a 600,000 square foot shopping center, which allows the branch greater visibility and foot traffic. While this increased the Bank's occupancy costs in fiscal 1998, it also helped achieve the $7.4 million, or 5.6%, increase in depositor accounts during the year. The Bank's growth strategy includes opening new brick and mortar branches where there exists the potential of obtaining core deposits, or purchasing existing branches from consolidating competitors.

     The $3.8 million decrease in stockholders' equity in fiscal 1998 primarily reflects treasury stock purchases of $5.2 million and dividends paid of $1.0 million, partially offset by net income of $1.9 million. During fiscal 1998, the Company purchased 297,552 shares of its common stock at an average price of $17.43. The Company plans to continue its current repurchase program as long as the Company's stock continues to be an attractive investment. Since going public on December 29, 1995, the Company has purchased 1.2 million treasury shares, or 29.37% of its issued stock, for $17.7 million. The stock purchases during fiscal 1998 caused the ratio of stockholders' equity to total assets to decrease to 21.57% at June 30, 1998 from 25.73% at June 30, 1997. Book value per share increased from $14.71 at June 30, 1997 to $14.92 at June 30, 1998.

     At this time, the Company would like to take the opportunity to regretfully announce the passing of John Fay, a Director of the Bank since 1981. John contributed substantially to the success of First Federal Savings Bank, and more recently Peekskill Financial Corporation. His wisdom, leadership and sense of humor will be missed. On behalf of the Board of Directors, I wish to thank our customers, staff and stockholders for their continued support.


Sincerely,



Eldorus Maynard
Chairman of the Board and
      Chief Executive Officer

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Peekskill Financial Corporation (the "Holding Company" or, together with its wholly-owned subsidiary, the "Company") was incorporated in September 1995 and on December 29, 1995 became the holding company for First Federal Savings Bank (the "Bank") upon the completion of the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). Concurrent with the Conversion, the Holding Company sold 4,099,750 shares of its common stock in a subscription offering at a price of $10 per share, resulting in net proceeds of $40.0 million (the "Stock Offering").

     The primary market area of the Company, with three full-service branches, consists of northern Westchester, Putnam and Dutchess counties. The Bank is a community-oriented savings institution engaged principally in the business of attracting deposits from customers within its market area and investing those funds in residential mortgage loans and mortgage-backed and other securities. The financial condition and operating results of the Company are primarily dependent upon the financial condition and operating results of the Bank. The operating results of the Company depend primarily on its net interest income, or the difference between interest income on earning assets (primarily loans and securities) and interest expense on deposits and borrowings. Net income is also affected by non-interest income, such as loan fees and service charges; non-interest expense, which includes salaries and employee benefits and other operating expenses; and Federal and state income taxes. The Holding Company's primary business activity has been limited to its ownership of the Bank.

     The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Company. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market interest rates (including rates on non-deposit investment alternatives), account maturities, and the levels of personal income and savings in the Company's market area.

Liquidity

     Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals and to make new loans and investments as opportunities arise. The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings of at least 5.0%, as defined by the regulations of the Office of Thrift Supervision (the "OTS"). At June 30, 1998, the Bank's liquidity ratio of 34.4% was in compliance with the OTS regulations.

     The Company's cash flows are classified according to their source: operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest received on loans and securities, and payments for interest on deposits and operating expenses. Cash flows from investing activities include disbursements for purchases of securities and loan originations, as well as proceeds from principal payments, maturities and calls of securities and principal collections on loans. Changes in depositor accounts, proceeds and repayments of borrowings such as securities repurchase agreements and Federal Home Loan Bank ("FHLB") advances, dividend payments and capital stock transactions comprise the Company's principal cash flows from financing activities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of these cash flows.

     For the three-year period ended June 30, 1998, the average annual net cash provided by operating activities was in excess of $2.4 million. Net cash used in investing activities during fiscal 1998 was approximately $17.9 million, primarily reflecting net purchases of $14.9 million from securities transactions and net disbursements of $2.4 million to fund loan growth.

     An important source of funds is the Company's core deposit base. Management believes that a substantial portion of the Company's total deposits of $139.9 million at June 30, 1998 are core deposits. The deposit base increased by $7.4 million in fiscal 1998, reflecting the Company's increased advertising and more competitive rates for deposit products. Core deposits are generally considered to be a highly stable source of liquidity due to the long-term relationships with deposit customers. The Company also has the ability to borrow advances of up to $49.9 million from the FHLB of New York at June 30, 1998. Significant financing activities in fiscal 1998 also included borrowing $13.0 million through securities repurchase agreements with the FHLB; disbursing $3.8 million for treasury stock purchases; and paying $1.0 million in cash dividends. The Holding Company's future ability to pay dividends to stockholders or to repurchase stock will be dependent on dividends received from the Bank, which are subject to certain regulatory restrictions and income tax considerations. See Notes 7 and 9 to Consolidated Financial Statements.

     At June 30, 1998, the Company had outstanding loan commitments of $6.6 million and loans in process of $112,000. Since certain origination commitments may not be funded and loans in process may not be fully drawn upon, these amounts do not necessarily represent future cash outlays. The Company's liquidity sources described above are anticipated to be sufficient to fund outstanding loan commitments and other obligations.

Capital

     The OTS has established regulations which require savings associations, such as the Bank, to meet minimum capital requirements. These requirements include tangible capital of 1.5% of total adjusted assets; core capital of 3.0% of total adjusted assets; and risk-based capital of 8.0% of risk-weighted assets. The Bank satisfied these minimum capital standards at June 30, 1998 with tangible and core capital ratios of 21.8% and a total risk-based capital ratio of 88.6%. In determining the amount of risk-weighted assets, savings associations must classify all assets, and certain off-balance sheet items, into one of four risk-weighted categories. The amount of risk-weighted assets is determined by applying a specific percentage (ranging from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans) to the amounts in each category. These capital requirements, which are applicable to the Bank only, do not consider additional capital held at the Holding Company level, and require certain adjustments to the Bank's total equity to arrive at the various regulatory capital amounts.

See Note 9 to Consolidated Financial Statements for a further analysis of the Bank's actual and required regulatory capital.

     At the time of the Conversion, the Bank was required to establish a liquidation account equal to its capital as of June 30, 1995. This liquidation account is reduced to the extent that eligible account holders have reduced their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholder's equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements.

Interest Rate Risk Management

     The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

     In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Since 1991, management's asset/liability committee has met monthly to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

     In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the general level of interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

     Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company's recent purchases of mortgage-backed securities have had either short or medium terms to maturity or adjustable interest rates. At June 30, 1998, the Company had securities of $40.2 million with contractual maturities of five years or less and adjustable-rate securities of $45.1 million. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, maturities and calls of securities of $31.1 million annually over the past three fiscal years. The Company also controls interest rate risk by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 1998, the Company had $51.6 million of regular savings and club accounts, and $13.2 million of money market and NOW accounts, representing 46.4% of total depositor accounts.

     One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 400 basis points, measured in 100 basis point increments).

                                                     Estimated Increase
                                                      (Decrease) in NPV
      Change in            Estimated       -------------------------------------
   Interest Rates          NPV Amount            Amount             Percent
----------------------  ------------------ ------------------- -----------------
    (Basis Points)                         (Dollars in thousands)

         +400               $37,493          $ (10,468)               (22)%
         +300                40,936             (7,025)               (15)
         +200                44,098             (3,863)                (8)
         +100                46,573             (1,388)                (3)
          ---                47,961                 ---                ---
         -100                48,960                 999                  2
         -200                49,512               1,551                  3
         -300                50,431               2,470                  5
         -400                51,727               3,766                  8

     Certain assumptions utilized by the OTS in assessing the interest rate risk of thrift institutions were employed in preparing data for the Bank included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

     The  Company  does  not  currently  engage  in  trading  activities  or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the foreseeable future.

     Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Analysis of Net Interest Income

     The following table sets forth the Company's average consolidated balance sheets, interest income and expense, average yields and costs, and certain other information for the fiscal years ended June 30:

                                                      1998                          1997                            1996
                                        ----------------------------- -------------------------------   ----------------------------
                                                              Average                         Average                        Average
                                          Average              Yield/   Average                Yield/    Average              Yield/
                                        Balance(1)  Interest   Rate   Balance(1)   Interest     Rate    Balance(1)  Interest   Rate
                                        ----------  --------   -----  ----------   --------    ------   ----------  --------   ----
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans (2)                              $ 46,559   $ 3,720    7.99%   $ 42,956   $ 3,402      7.92%   $ 39,171   $ 3,363    8.59%
   Mortgage-backed securities (3)          120,993     7,709    6.37     116,546     7,440      6.38     109,740     6,959    6.34
   Other debt securities (3)                12,904       852    6.60      13,005       858      6.60       9,887       589    5.96
   Other interest-earning assets             5,474       362    6.61      10,346       609      5.89      16,290       883    5.42
                                          --------   -------            --------   -------              --------   -------
      Total interest-earning assets        185,930   $12,643    6.80%    182,853   $12,309      6.73%    175,088   $11,794    6.73%
                                                     =======                       =======                         =======

Non interest-earning assets                  2,382                         1,863                           1,384
                                          --------                      --------                        --------
      Total assets                        $188,312                      $184,716                        $176,472
                                          ========                      ========                        ========

Interest-bearing liabilities:
   Regular savings and club accounts      $ 52,922   $ 1,541    2.91%   $ 56,300   $ 1,696      3.01%   $ 62,029   $ 1,903    3.07%
   Money market and NOW accounts            11,909       329    2.76      11,252       285      2.53      12,069       303    2.51
   Savings certificates                     71,717     3,919    5.46      62,973     3,450      5.48      55,506     3,184    5.74
   Borrowings                                4,567       245    5.36        --        --        --           150        11    7.33
                                          --------   -------            --------   -------              --------   -------
      Total interest-bearing liabilities   141,115   $ 6,034    4.28%    130,525   $ 5,431      4.16%    129,754   $ 5,401    4.16%
                                                     =======                       =======                         =======
Non interest-bearing liabilities             1,100                         3,495                           3,094
                                          --------                      --------                        --------
      Total liabilities                    142,215                       134,020                         132,848
Stockholders' equity                        46,097                        50,696                          43,624
                                          --------                      --------                        --------
      Total liabilities and stockholders'
        equity                            $188,312                      $184,716                        $176,472
                                          ========                      ========                        ========

Net interest income                                  $ 6,609                       $ 6,878                         $ 6,393
                                                     =======                       =======                         =======
Interest rate spread                                            2.52%                           2.57%                         2.57%
Net yield on interest-earning assets (4)                        3.55                            3.76                          3.66
Average interest-earning assets to
    average interest-bearing liabilities      1.32                          1.40                           1.35

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

     The following table sets forth, for the years indicated, an analysis of changes in interest and dividend income, interest expense and net interest income resulting from changes in average balances ("volume") and changes in average rates ("rate"). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and rate.

                                                                  Fiscal 1998 vs. 1997                  Fiscal 1997 vs. 1996
                                                            --------------------------------       ---------------------------------
                                                            Increase (Decrease)                    Increase (Decrease)
                                                                  Due to                                  Due to
                                                            ------------------         Net         -------------------         Net
                                                            Volume        Rate        Change       Volume         Rate        Change
                                                            ------        ----        ------       ------         ----        ------
                                                                                         (In thousands)
Interest-earning assets:
       Loans                                                 $ 287        $  31        $ 318        $ 311        $(272)       $  39
       Mortgage-backed securities                              284          (15)         269          434           47          481
       Other debt securities                                    (7)           1           (6)         201           68          269
       Other interest-earning assets                          (311)          64         (247)        (345)          71         (274)
                                                             -----        -----        -----        -----        -----        -----
            Total                                              253           81          334          601          (86)         515
                                                             -----        -----        -----        -----        -----        -----
Interest-bearing liabilities:
       Regular savings and club accounts                       (99)         (56)        (155)        (174)         (33)        (207)
       Money market and NOW accounts                            18           26           44          (21)           3          (18)
       Savings certificates                                    478           (9)         469          416         (150)         266
       Borrowings                                              245         --            245          (11)        --            (11)
                                                             -----        -----        -----        -----        -----        -----
            Total                                              642          (39)         603          210         (180)          30
                                                             =====        =====        =====        =====        =====        =====
Net change in net interest income                            $(389)       $ 120        $(269)       $ 391        $  94        $ 485
                                                             =====        =====        =====        =====        =====        =====

Comparison of Financial Condition at June 30, 1998 and 1997

     Total assets were $200.3 million at June 30, 1998, as compared to $182.6 million at June 30, 1997. The $17.7 million overall increase reflects a $14.5 million increase in securities, a $2.1 million increase in net loans and an $803,000 increase in office properties and equipment. Funding the Company's asset growth was a $7.4 million increase in depositor accounts and $13.0 million of securities repurchase agreements, partially offset by a $3.8 million decrease in stockholders' equity.

     The increase in securities consisted of increases of $9.0 million and $5.5 million in held-to-maturity securities and available-for-sale securities, respectively. The increase in net loans reflects growth in the one-to-four family residential mortgage portfolio. The increase in depositor accounts reflects an $8.3 million increase in savings certificates and a $2.2 million increase in money market demand and NOW accounts, partially offset by a $3.1 million decrease in regular savings accounts. The Company began utilizing repurchase agreements as a funding source in fiscal 1998 to supplement retail deposit growth. Proceeds from the borrowings were invested in fixed-rate government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations at an anticipated average spread of approximately 90 basis points. The spread was conservatively achieved by closely matching the maturities of the securities and borrowings.

     Stockholders' equity decreased $3.8 million from $47.0 million at June 30, 1997 to $43.2 million at June 30, 1998. The decrease primarily reflects common stock purchases of $5.2 million for the treasury and dividends paid of $1.0 million, partially offset by net income of $1.9 million. The Company plans to continue its current repurchase program as long as the Company's stock continues to be an attractive investment. The ratio of stockholders' equity to total assets decreased from 25.73% at June 30, 1997 to 21.57% at June 30, 1998. The Company's tangible book value per share was $14.92 at June 30, 1998 compared to $14.71 at June 30, 1997.

Comparison  of  Operating  Results for the Fiscal  Years Ended June 30, 1998 and
1997

     General. Net income for the fiscal year ended June 30, 1998 was $1.9 million, or basic earning per share ("EPS") of $0.68, as compared to net income of $1.8 million, or basic EPS of $0.58 for the fiscal year ended June 30, 1997. Diluted EPS was $0.66 and $0.58, respectively, for fiscal years 1998 and 1997. Net income for the year ended June 30, 1998 was affected by a charge to earnings of $64,000 ($37,000 net of taxes) for the full vesting of certain shares under the Company's Recognition and Retention Plan ("RRP"), due to the death of one of the Company's Directors. Net income for the year ended June 30, 1997 was affected by a one-time charge to earnings for a Federal deposit insurance special assessment of $884,000 ($520,000 net of taxes) and a credit to earnings for the recognition of a $238,000 reduction to New York State tax expense due to a change in tax law. Excluding these events, net income would have been $1.9 million and $2.1 million for the years ended June 30, 1998 and 1997, respectively, and basic EPS would have been $0.70 and $0.68, respectively.

     Net Interest Income. Net interest income decreased $269,000, or 3.9%, from $6.9 million for the year ended June 30, 1997 to $6.6 million for the current year. The components of net interest income are interest and dividend income, which increased $334,000, and interest expense, which increased $603,000. The Company's interest rate spread decreased to 2.52% for fiscal 1998 from 2.57% for fiscal 1997. The net yield on interest-earning assets decreased 21 basis points to 3.55% for the year ended June 30, 1998, reflecting a $7.5 million decrease in average net earning assets.

     Total interest and dividend income increased $334,000, or 2.7%, to $12.6 million for fiscal 1998 from $12.3 million for fiscal 1997. The increase primarily reflects a $3.1 million increase in average interest-earning assets and a 7 basis point increase in the average yield on interest-earning assets. The overall increase in average interest-earning assets is comprised of increases of $3.6 million in the average loan portfolio and $4.3 million in the average securities portfolio, partially offset by a decrease of $4.9 million in other interest-earning assets. The change in mix of interest-earning assets reflects the use of generally lower yielding other interest-earning assets to purchase shares of the Company's common stock for the treasury. Management intends to continue its current strategy of increasing the loan portfolio
(primarily residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

     The $603,000 increase in total interest expense was caused primarily by a 12 basis point increase in the average rate paid on interest-bearing liabilities and a $10.6 million increase in average interest-bearing liabilities. The higher average rate in fiscal 1998 reflects a continuing shift in the mix of interest-bearing deposits from generally lower rate savings and club accounts (the average of which decreased $3.4 million during fiscal 1998) to generally higher rate savings certificates (the average of which increased $8.7 million during fiscal 1998). This shift was partially offset by a 10 basis point decrease in the average rate paid on regular savings and club accounts. During fiscal 1998, the Company entered into two securities repurchase agreements totaling $13.0 million at an average rate of 5.36%, for which the Company recorded $245,000 of interest expense.

     Provision for Loan Losses. The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loss experience, changes in the nature and volume of the loan portfolio, and current economic conditions. When doubt exists in the view of management as to the collectibility of the remaining balance of a loan, the Company will charge-off that portion deemed to be uncollectible. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The provision for loan losses was $60,000 in fiscal 1998 and $143,000 in fiscal 1997. The higher provision in fiscal 1997 was due to the establishment of an $83,000 allowance for loan losses on certain participation loans. The overall allowance for loan losses was $682,000, or 45.74% of non-performing loans at June 30, 1998, as compared to $622,000, or 31.04% of non-performing loans at June 30, 1997. The Company did not have any charge-offs in fiscal 1998 as compared to $40,000 in fiscal 1997. Non-performing loans at June 30, 1998 were $1.5 million compared to $2.0 million at June 30, 1997. The ratio of non-performing loans to net loans was 3.13% at June 30, 1998 compared to 4.40% at June 30, 1997. See "Comparison of Operating Results for the Fiscal Years ended June 30, 1997 and 1996" and "Asset Quality" for further information.

     Non-Interest Income. Non-interest income decreased $11,000 to $225,000 for fiscal 1998 from $236,000 for fiscal 1997. Non-interest income is primarily comprised of loan fees, service charges and rental income on the Company's office properties. The decrease reflects a $14,000 decrease in loan fees and service charges, partially offset by a $3,000 increase in other non-interest income.

     Non-Interest Expense. Non-interest expense decreased $728,000 to $3.5 million for the year ended June 30, 1998 from $4.2 million for the prior year. The decrease is primarily the result of a $985,000 decrease in Federal deposit insurance costs, partially offset by a $155,000 increase in compensation and benefits expense and an $88,000 increase in occupancy costs. The decrease in deposit insurance costs reflects the absence in fiscal 1998 of the special assessment of $884,000 included in the fiscal 1997 amount, as well as lower ongoing costs subsequent to recapitalization of the SAIF. The increase in compensation and benefits expense primarily reflects (i) a $64,000 charge for the full vesting of certain shares under the Company's RRP, due to the death of one of the Company's Directors, and (ii) a $53,000 increase in expense related to the Employee Stock Ownership Plan ("ESOP") due to increases in the Company's stock price. The increase in occupancy costs primarily reflects costs associated with the new building completed in fiscal 1998 for the Bank's Mohegan Lake branch.

     Income Tax Expense. Income tax expense was $1.4 million and $957,000, respectively, for fiscal years 1998 and 1997. The increase in tax expense reflects a $531,000 increase in pre-tax income, as well as the Company's recognition of a tax benefit of $238,000 in fiscal 1997 due to the reduction of a deferred tax liability caused by an amendment to the New York State tax law. The effective tax rates for the years ended June 30, 1998 and 1997 were 43.8% and 34.6%, respectively. Excluding the one-time benefit of $238,000, the effective tax rate for fiscal 1997 would have been 43.2%.

Comparison  of  Operating  Results for the Fiscal  Years Ended June 30, 1997 and
1996

     General. Net income for the fiscal year ended June 30, 1997 was $1.8 million, or basic EPS of $0.58 per share, as compared to net income of $2.2 million for the year ended June 30, 1996. Basic EPS was $0.36 for the six-month period from the Stock Offering to June 30, 1996. The $350,000 decrease in net income was primarily the result of a one-time charge to earnings of $884,000 for a special Federal deposit insurance assessment, a $346,000 increase in compensation and benefits expense and a $269,000 increase in other non-interest expense, partially offset by a $485,000 increase in net interest income and a $671,000 decrease in income tax expense. The lower tax expense was partially attributable to a $238,000 tax benefit resulting from a change in New York state tax law. Excluding this tax benefit and the after-tax charge for the special deposit insurance assessment, net income for the year ended June 30, 1997 would have been $2.1 million, or $0.68 per share.

     Net Interest Income. Net interest income increased $485,000, or 7.6%, to $6.9 million for the year ended June 30, 1997 from $6.4 million for fiscal 1996. The components of net interest income are interest and dividend income, which increased $515,000, and interest expense, which increased $30,000. The Company's interest rate spread was unchanged at 2.57% in fiscal 1997, with no overall change in the average yield on interest-earning assets or average rate paid on interest-bearing liabilities. The net yield on interest-earning assets increased 10 basis points to 3.76% for fiscal 1997, reflecting a $7.0 million increase in average net earning assets.

     Total interest and dividend income increased $515,000 to $12.3 million for fiscal 1997, as compared to $11.8 million for fiscal 1996. This increase primarily reflects a $7.8 million increase in average interest-earning assets principally due to the investment of funds from the Stock Offering (net of subsequent stock purchases) for a full year in fiscal 1997 compared to six months in fiscal 1996. The overall increase in average interest-earning assets reflects increases of $3.8 million in the average loan portfolio and $9.9 million in the average securities portfolio, partially offset by a $5.9 million decrease in other interest-earning assets. The change in mix of interest-earning assets reflects the deployment of capital raised in the Stock Offering from short-term investments to higher-yielding loans and securities. Management intends to continue its current strategy of increasing the loan portfolio
(primarily residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

     The overall yield on average interest-earning assets was unchanged at 6.73% in fiscal 1997, as higher average yields on securities and other earning assets were offset by a 67 basis point decline in the average yield on loans. The lower yield in fiscal 1997 reflects the overall decline in interest rates, the origination of certain loans at lower introductory rates, and the effect of non-accrual loans. Interest income for the year ended June 30, 1997 was reduced by the reversal of $67,000 in interest previously received on the Company's participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation ("TASCO Loans"). Since these loans were placed on non-accrual status during the first quarter of fiscal 1997, interest income was further reduced by foregone interest of $74,000 for the year. The Company took these actions since the FDIC, as a servicer of these loans, is disputing its obligation to pass-through certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. Although the FDIC resumed making certain payments in the fourth quarter of fiscal 1997, the matter has not been resolved and the TASCO Loans of $1.1 million remained on non-accrual status at June 30, 1997. There were no other loans on non-accrual status at June 30, 1997 and 1996. See "Asset Quality" for further information.

     Interest expense of $5.4 million in fiscal 1997 reflected a $30,000 increase over fiscal 1996, primarily due to an increase of $771,000 in total average interest-bearing liabilities. Although the overall average cost of interest-bearing liabilities was unchanged at 4.16% in fiscal 1997, this rate reflects a continuing shift in the mix of interest-bearing deposits from generally lower rate savings and club accounts (the average of which decreased $5.7 million during fiscal 1997) to generally higher rate savings certificates (the average of which increased $7.5 million during fiscal 1997). This shift was offset by a 26 basis point decrease in the average rate paid on savings certificates to 5.48%.

     Provision for Loan Losses. The provision for loan losses was $143,000 in fiscal 1997 and $45,000 in fiscal 1996. The $98,000 increase is primarily due to the establishment of an $83,000 allowance for loan losses on the TASCO Loans. The overall allowance for loan losses was $622,000, or 31.04% of non-performing loans at June 30, 1997, as compared to $519,000, or 41.45% of non-performing loans at June 30, 1996. Charge-offs amounted to $40,000 in fiscal 1997 (none in fiscal 1996), partially due to the foreclosure of a residential mortgage loan. Non-performing loans at June 30, 1997 were $2.0 million compared to $1.3 million at June 30, 1996. The ratio of non-performing loans to net loans was 4.40% at June 30, 1997 compared to 3.17% at June 30, 1996. See "Asset Quality" for further information.

     Non-Interest Income. Non-interest income decreased $72,000 to $236,000 for fiscal 1997, as compared to $308,000 for the 1996 fiscal year. Non-interest income is primarily comprised of loan fees, service charges and rental income on the Company's office properties. The decrease reflects a $58,000 decrease in loan fees and service charges, as well as the inclusion in fiscal 1996 of a $24,000 gain on the sale of real estate owned.

     Non-Interest Expense. Non-interest expense increased $1.4 million to $4.2 million for the year ended June 30, 1997 from $2.8 million for the year ended June 30, 1996. The increase is primarily the result of the $884,000 SAIF special assessment, a $346,000 increase in compensation and benefits expense and a $269,000 increase in other non-interest expense, partially offset by a $122,000 decrease in ongoing Federal deposit insurance costs. The increase in compensation and benefits expense primarily reflects (i) a $129,000 increase in expense recognized for the Company's ESOP which was in effect for all of fiscal 1997 compared to six months in fiscal 1996, and (ii) recognition of $212,000 in RRP expense for the year ended June 30, 1997 (none in fiscal 1996). Other non-interest expense increased primarily from increased advertising expenses, printing and other costs associated with operations as a public company for a full year in fiscal 1997 compared to six months in fiscal 1996.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law to address the disparity in the minimum deposit insurance assessment rates applicable to deposits insured by the Bank Insurance Fund ("BIF") and the higher assessment rates applicable to deposits insured by the Savings Association Insurance Fund ("SAIF"). The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all financial institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. Pursuant to such authority, the FDIC imposed a special assessment of 65.7 basis points per $100 of an institution's SAIF-assessable deposits held on March 31, 1995. The Company's special SAIF assessment of $884,000 before taxes ($520,000 net of taxes) was charged to expense in September 1996 and paid in November 1996. In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. For the calendar years 1998 and 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same range of rates applicable to the BIF. Prior to the SAIF recapitalization, all SAIF-insured institutions were subject to a minimum assessment of 23 basis points. The Funds Act also expanded the assessment base to include BIF-insured, as well as SAIF-insured, institutions to fund payments on the bonds issued by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. In order to fund such interest payments, a separate assessment has been in effect since January 1, 1997.

     Income Tax Expense. Income tax expense for the years ended June 30, 1997 and 1996 was $957,000 and $1.6 million, respectively. The reduction in tax expense reflects the lower pre-tax income in fiscal 1997, as well as a benefit of $238,000 due to the reduction of a deferred tax liability caused by an amendment to the New York State tax law enacted during the first quarter of fiscal 1997. As discussed in Note 7 to Consolidated Financial Statements, the amendment changed the base-year for tax bad debt reserves and eliminated the need for a deferred tax liability previously recognized for reserves in excess of the base-year amount. The effective tax rates for fiscal 1997 and 1996 were 34.6% and 42.3%, respectively. Excluding the $238,000 one-time benefit, the effective tax rate would have been 43.2% in fiscal 1997.

Asset Quality

     The following table sets forth information regarding non-performing loans and real estate owned at the dates indicated. The Company's prospective adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective July 1, 1995, had no impact on the comparability of the information set forth in the table. See Notes 1 and 3 to Consolidated Financial Statements for further information concerning SFAS No. 114. There were no troubled debt restructurings at the dates set forth below.

                                                                                         At June 30,
                                                          ------------------------------------------------------------------------
                                                             1998            1997           1996            1995             1994
                                                          ---------       ---------       ---------       ---------       ---------
                                                                                   (Dollars in thousands)
Non-accrual (impaired) loans:
       Participation interest in TASCO Loans              $     876       $   1,074       $      --       $      --       $      --
       One-to-four family mortgage loans                        245              --              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
           Total non-accrual loans                            1,121           1,074              --              --              --
Accruing loans past due more than 90 days:
       One-to-four family mortgage loans                        370             930           1,252           2,096           1,698
       Other loans                                               --              --              --              --              18
                                                          ---------       ---------       ---------       ---------       ---------
           Total non-performing loans                         1,491           2,004           1,252           2,096           1,716
 Real estate owned                                               94             220              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
          Total non-performing assets                     $   1,585       $   2,224       $   1,252       $   2,096       $   1,716
                                                          =========       =========       =========       =========       =========

Ratios:
      Allowance for loan losses to:
         Non-performing loans                                 45.74%          31.04%          41.45%          22.61%          19.58%
         Total loans, net                                      1.43            1.37            1.31            1.15            0.84
      Non-performing loans to total loans, net                 3.13            4.40            3.17            5.10            4.29
      Non-performing assets to total assets                    0.79            1.22            0.65            1.35            1.10

     Non-performing loans are those loans past due for more than 90 days, or for a shorter period if management determines the ability of the borrower to make contractual payments is in doubt. When a borrower is more than 90 days past due, management evaluates the loan, the underlying collateral and the borrower's credit history to determine whether to place the loan on non-accrual status. Management and the Board of Directors perform a monthly review of all non-performing loans. The actions taken by the Company with respect to delinquencies (workout, settlement or foreclosure) vary depending on the nature of the loan, length of delinquency and the borrower's past credit history. The classification of a loan as non-performing does not necessarily indicate that the principal and interest ultimately will be uncollectible. Historical experience indicates that a portion of non-performing assets will eventually be recovered.

     At June 30, 1998, non-performing assets totaled $1.6 million, or 0.79% of total assets, compared to $2.2 million, or 1.22% of total assets, at June 30, 1997. The $513,000 decrease in non-performing loans primarily reflects the foreclosure of two properties during the year, with balances totaling $247,000, and a $198,000 decrease in the TASCO Loans reflecting principal payments received during the year. At June 30, 1998, the Company had $1.1 million of non-accrual loans consisting of $876,000 in TASCO Loans and two one-to-four family mortgages with principal balances totaling $245,000. Real estate owned at June 30, 1998 represents a single-family residence acquired by foreclosure in fiscal 1998. The allowance for loan losses as a percentage of non-performing loans was 45.74% at June 30, 1998 compared to 31.04% at June 30, 1997 and 41.45% at June 30, 1996. As a percentage of total loans, the allowance for loan losses increased to 1.43% at June 30, 1998 compared to 1.37% at June 30, 1997 and 1.31% at June 30, 1996.

     The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.

                                                                                         Year ended June 30,
                                                                     -------------------------------------------------------------
                                                                      1998        1997           1996          1995           1994
                                                                     -----        -----          -----        -----          -----
                                                                                        (Dollars in thousands)
Balance at beginning of year                                         $ 622        $ 519          $ 474        $ 336          $ 276
Provision for loan losses                                               60          143             45          160             60
Charge-offs                                                             --          (40)            --          (22)            --
                                                                     -----        -----          -----        -----          -----
Balance at end of year                                               $ 682        $ 622          $ 519        $ 474          $ 336
                                                                     =====        =====          =====        =====          =====

Ratio of charge-offs to average loans outstanding                       --%        0.09%            --%        0.10%            --%
Ratio of charge-offs to average non-performing loans                    --         2.00             --         1.20             --

Recent Accounting Pronouncements

     See Note 12 to Consolidated Financial Statements for a discussion of recently issued accounting standards concerning comprehensive income, segment reporting, benefit plan disclosures, and derivatives and hedging activities.

Impact of Inflation

     The consolidated financial statements and other financial information presented in this annual report have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


Impact of Year 2000 Issue

     Like other financial institutions, the Company relies on computers for the daily conduct of its business, all its transaction processing and for general data processing. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19", causing the programs to fail or create erroneous results.

     The Company has initiated formal communications with all its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's data processing is performed almost entirely by a third party vendor. At this time, the vendor has asserted that it is Year 2000 compliant and the Company, in conjunction with other customers of this vendor, will begin testing the updated system during the quarter ending September 30, 1998. The Company currently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on its operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

     The Company will utilize both internal and external resources to reprogram, or replace, and test all software for Year 2000 modifications. Related costs are expensed as incurred, except for costs incurred in the purchase of new software or hardware, which are capitalized. To date, costs incurred and expensed relate to the dedication of internal resources employed in the assessment of and development of the Company's Year 2000 compliance remediation plan, as well as the testing of the hardware and software owned or licensed for its personal computers. Costs incurred to date are not material, and management does not expect that additional costs to be incurred in connection with the Year 2000 Issue will have a material impact on the Company's financial condition or results of operations. Since substantially all of the Company's loans are residential mortgages, the ability of the Company's borrowers to become Year 2000 compliant is not a significant concern.

     The estimated costs and timetable for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors in respect of both the Company and its suppliers that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this field, the ability to locate and correct all relevant computer codes, testing complications and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company plans to complete the Year 2000 project not later than December 31, 1998. Given the near-term timing of the test plan, the Company has not developed a contingency plan, but will do so if testing results are not satisfactory. Such a contingency plan could entail converting all data processing applications to a third party vendor who is already Year 2000 compliant.

Management's Report

     Management is responsible for the preparation and integrity of the consolidated financial statements and the other information presented in this annual report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect management's judgments and estimates with respect to certain events and transactions.

     Management is responsible for maintaining a system of internal control. The purpose of this system is to provide reasonable assurance that transactions are recorded in accordance with management's authorization, assets are safeguarded against loss or unauthorized use, and underlying financial records support the preparation of financial statements. The system includes the communication of written policies and procedures, selection of qualified personnel, and appropriate segregation of responsibilities.

     The Board of Directors meets periodically with Company management and the independent auditors, KPMG Peat Marwick LLP, to review matters related to the quality of financial reporting, internal control, and the nature, extent and result of the audit efforts.

     The independent auditors conduct an annual audit of the Company's consolidated financial statements to enable them to express an opinion as to the fair presentation of the statements. In connection with the audit, the independent auditors consider the Company's internal control to the extent they consider necessary to determine the nature, timing and extent of their auditing procedures.




Eldorus Maynard                                  William J. LaCalamito
Chairman and Chief Executive Officer             President



Independent Auditors' Report

The Board of Directors and Stockholders
Peekskill Financial Corporation:

     We have audited the accompanying consolidated balance sheets of Peekskill Financial Corporation and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Peekskill Financial Corporation and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.


KPMG Peat Marwick, LLP

Stamford, Connecticut
July 30, 1998

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                                    June 30,
                                                                                                           ------------------------
                                                                                                              1998           1997
                                                                                                           ---------      ---------
Assets
Cash and due from banks                                                                                    $   2,616      $     478
Interest-bearing deposits                                                                                      2,010          3,680
Securities (note 2):
       Held-to-maturity, at amortized cost (fair value of $136,883 in 1998 and $127,348 in 1997)             135,446        126,450
       Available-for-sale, at fair value (amortized cost of $8,500 in 1998 and $2,999 in 1997)                 8,498          2,983
                                                                                                           ---------      ---------
          Total securities                                                                                   143,944        129,433
Loans, net of allowance for loan losses of $682 in 1998 and $622 in 1997 (note 3)                             47,631         45,507
Federal Home Loan Bank stock, at cost                                                                          1,463          1,463
Accrued interest receivable                                                                                    1,050          1,064
Office properties and equipment, net (note 4)                                                                  1,043            240
Real estate owned                                                                                                 94            220
Deferred income taxes, net (note 7)                                                                              362            304
Other assets                                                                                                     128            171
                                                                                                           ---------      ---------
             Total assets                                                                                  $ 200,341      $ 182,560
                                                                                                           =========      =========


Liabilities and Stockholders' Equity

Liabilities:
       Depositor accounts (note 5)                                                                         $ 139,858      $ 132,418
       Securities repurchase agreements (note 6)                                                              13,000             --
       Mortgage escrow deposits                                                                                1,759          1,943
       Other liabilities                                                                                       2,518          1,233
                                                                                                           ---------      ---------
          Total liabilities                                                                                  157,135        135,594
                                                                                                           ---------      ---------

Stockholders' equity (notes 8 and 9):
       Preferred stock (par value $0.01 per share; 100,000 shares authorized; none
          issued or outstanding)                                                                                  --             --
       Common stock (par value $0.01 per share; 4,900,000 shares authorized;
          4,099,750 shares issued)                                                                                41             41
       Additional paid-in capital                                                                             40,181         40,032
       Unallocated common stock held by employee stock ownership plan ("ESOP")                                (2,870)        (3,034)
       Unamortized awards of common stock under recognition and retention plan ("RRP")                          (922)        (1,188)
       Treasury stock, at cost (1,204,181 shares in 1998 and 906,629 shares in 1997)                         (17,730)       (12,543)
       Retained earnings                                                                                      24,508         23,668
       Net unrealized loss on available-for-sale securities, net of taxes (note 2)                                (2)           (10)
                                                                                                           ---------      ---------
          Total stockholders' equity                                                                          43,206         46,966
                                                                                                           ---------      ---------
             Total liabilities and stockholders' equity                                                    $ 200,341      $ 182,560
                                                                                                           =========      =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                                       Year ended June 30,
                                                                                               ------------------------------------
                                                                                                 1998          1997          1996
                                                                                               --------      --------      --------
Interest and dividend income:
       Loans                                                                                   $  3,720      $  3,402      $  3,363
       Securities                                                                                 8,561         8,298         7,548
       Interest-bearing deposits and other                                                          362           609           883
                                                                                               --------      --------      --------
          Total interest and dividend income                                                     12,643        12,309        11,794
                                                                                               --------      --------      --------
Interest expense:
       Depositor accounts (note 5)                                                                5,789         5,431         5,390
       Securities repurchase agreements                                                             245            --            --
       Federal Home Loan Bank advances                                                               --            --            11
                                                                                               --------      --------      --------
          Total interest expense                                                                  6,034         5,431         5,401
                                                                                               --------      --------      --------

          Net interest income                                                                     6,609         6,878         6,393
Provision for loan losses (note 3)                                                                   60           143            45
                                                                                               --------      --------      --------
          Net interest income after provision for loan losses                                     6,549         6,735         6,348
                                                                                               --------      --------      --------

Non-interest income:
       Loan fees and service charges                                                                135           149           207
       Other                                                                                         90            87           101
                                                                                               --------      --------      --------
          Total non-interest income                                                                 225           236           308
                                                                                               --------      --------      --------

Non-interest expense:
       Compensation and benefits (note 8)                                                         1,884         1,729         1,383
       Federal deposit insurance costs, including a special assessment of
          $884 in 1997 (note 5)                                                                      84         1,069           307
       Occupancy costs (note 10)                                                                    429           341           328
       Computer service fees                                                                        182           180           179
       Professional fees                                                                            163           140           137
       Safekeeping and custodial services                                                            98            94            93
       Other                                                                                        634           649           380
                                                                                               --------      --------      --------
          Total non-interest expense                                                              3,474         4,202         2,807
                                                                                               --------      --------      --------
          Income before income tax expense and cumulative effect of
              change in accounting principle                                                      3,300         2,769         3,849
Income tax expense (note 7)                                                                       1,446           957         1,628
                                                                                               --------      --------      --------
          Income before cumulative effect of change in accounting principle                       1,854         1,812         2,221
Cumulative effect of change in accounting for postretirement health care benefits,
       net of taxes (note 8)                                                                         --            --           (59)
                                                                                               --------      --------      --------
          Net income                                                                           $  1,854      $  1,812      $  2,162
                                                                                               ========      ========      ========
Earnings per share, from date of conversion in fiscal 1996 (note 9):
       Basic                                                                                   $   0.68      $   0.58      $   0.36
       Diluted                                                                                     0.66          0.58          0.36
                                                                                               ========      ========      ========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share data)

                                                                           Unamortized
                                                              Unallocated    Awards
                                                                Common         of                              Net
                                                    Additional   Stock       Common                         Unrealized     Total
                                          Common     Paid-in     Held         Stock     Treasury  Retained   Loss on   Stockholders'
                                           Stock     Capital    By ESOP     Under RRP    Stock    Earnings  Securities    Equity
                                           -----     -------    -------     ---------    -----    --------  ----------    ------
Balance at June 30, 1995                  $     --   $     --   $     --    $     --    $     --  $ 21,191   $    (13)   $ 21,178
   Net income                                   --         --         --          --          --     2,162         --       2,162
   Dividends paid ($0.09 per share)             --         --         --          --          --      (369)        --        (369)
   Issuance of 4,099,750 common
          shares                                41     39,959         --          --          --        --         --      40,000
  Shares purchased by ESOP
        (327,980 shares)                        --         --     (3,280)         --          --        --         --      (3,280)
   ESOP shares allocated (8,200
          shares)                               --         13         82          --          --        --         --          95
  Increase in net unrealized loss on
       available-for-sale securities,
        net of taxes                            --         --         --          --          --        --        (12)        (12)
                                          --------   --------   --------    --------    --------  --------   --------    --------

Balance at June 30, 1996                        41     39,972     (3,198)         --          --    22,984        (25)     59,774
  Net income                                    --         --         --          --          --     1,812         --       1,812
  Dividends paid ($0.36 per share)              --         --         --          --          --    (1,128)        --      (1,128)
  Purchase of 859,929 treasury
         shares                                 --         --         --          --     (11,985)       --         --     (11,985)
  Purchase of 163,990
     shares to fund the RRP:
          Awarded to participants
             (117,290 shares)                   --         --         --      (1,400)         --        --         --      (1,400)
          Treasury stock available for
             future awards (46,700
            shares)                             --         --         --          --        (558)       --         --        (558)
  Amortization of RRP awards                    --         --         --         212          --        --         --         212
  ESOP shares allocated (16,399
         shares)                                --         60        164          --          --        --         --         224
  Decrease in net unrealized loss on
       available-for-sale securities,
       net of taxes                             --         --         --          --          --        --         15          15
                                          --------   --------   --------    --------    --------  --------   --------    --------

Balance at June 30, 1997                        41     40,032     (3,034)     (1,188)    (12,543)   23,668        (10)     46,966
  Net income                                    --         --         --          --          --     1,854         --       1,854
  Dividends paid ($0.36 per share)              --         --         --          --          --    (1,014         --      (1,014)
  Purchase of 297,552 treasury
         shares                                 --         --         --          --      (5,187)       --         --      (5,187)
  Amortization of RRP awards                    --         --         --         266          --        --         --         266
  Tax benefit from vesting of
         RRP awards                             --         36         --          --          --        --         --          36
  ESOP shares allocated (16,399
         shares)                                --        113        164          --          --        --         --         277
  Decrease in net unrealized loss on
       available-for-sale securities,
       net of taxes                             --         --         --          --          --        --          8           8
                                          --------   --------   --------    --------    --------  --------   --------    --------
Balance at June 30, 1998                  $     41   $ 40,181   $ (2,870)   $   (922)   $(17,730) $ 24,508   $     (2)   $ 43,206
                                          ========   ========   ========    ========    ========  ========   ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                         Year ended June 30,
                                                                                                   --------------------------------
                                                                                                     1998        1997        1996
                                                                                                   --------    --------    --------
Cash flows from operating activities:
          Net income                                                                               $  1,854    $  1,812    $  2,162
          Adjustments to reconcile net income to net cash provided
              by operating activities:
                  Provision for loan losses                                                              60         143          45
                  Depreciation and amortization expense                                                  96          66          66
                  ESOP and RRP expense                                                                  543         436          95
                  Net amortization and accretion of deferred fees, discounts and premiums               (61)       (122)       (186)
                  Net decrease (increase) in accrued interest receivable                                 14          47        (263)
                  Net decrease in other assets                                                           43           2          11
                  Deferred tax benefit                                                                  (58)       (384)       (117)
                  Net increase in other liabilities                                                     434          90         423
                  Other adjustments, net                                                                 (1)         10          35
                                                                                                   --------    --------    --------
                       Net cash provided by operating activities                                      2,924       2,100       2,271
                                                                                                   --------    --------    --------

Cash flows from investing activities:
          Purchases of securities:
                  Held-to-maturity                                                                  (52,950)    (18,422)    (44,722)
                  Available-for-sale                                                                (11,100)     (1,000)     (1,500)
          Proceeds from principal payments, maturities and calls of securities:
                  Held-to-maturity                                                                   44,046      21,232      21,068
                  Available-for-sale                                                                  5,100       1,000       1,000
          Net (disbursements) receipts for loan originations and principal collections               (2,431)     (6,261)      1,319
          Purchase of Federal Home Loan Bank stock                                                       --        (144)         --
          Proceeds from sales of real estate owned                                                      373          --         163
          Purchases of office properties and equipment                                                 (899)       (122)        (23)
                                                                                                   --------    --------    --------
                       Net cash used in investing activities                                        (17,861)     (3,717)    (22,695)
                                                                                                   --------    --------    --------

Cash flows from financing activities:
          Net increase (decrease) in depositor accounts                                               7,440       4,114      (2,629)
          Proceeds from securities repurchase agreements                                             13,000          --          --
          Proceeds from Federal Home Loan Bank advances                                                  --          --       7,630
          Repayments of Federal Home Loan Bank advances                                                  --        (500)     (7,130)
          Net decrease in mortgage escrow deposits                                                     (184)        (88)     (1,159)
          Treasury stock purchases                                                                   (3,837)    (12,543)         --
          Purchase of shares to fund current-year RRP awards                                             --      (1,400)         --
          Net proceeds from issuance of common stock, exclusive of ESOP shares                           --          --      36,720
          Dividends paid                                                                             (1,014)     (1,128)       (369)
                                                                                                   --------    --------    --------
                       Net cash provided by (used in) financing activities                           15,405     (11,545)     33,063
                                                                                                   --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                                    468     (13,162)     12,639
Cash and cash equivalents at beginning of year                                                        4,158      17,320       4,681
                                                                                                   --------    --------    --------
Cash and cash equivalents at end of year                                                           $  4,626    $  4,158    $ 17,320
                                                                                                   ========    ========    ========

Supplemental information:
          Interest paid                                                                            $  5,918    $  5,468    $  5,366
          Income taxes paid                                                                           1,390       1,105       1,722
          (Decrease) increase in liability for securities purchased, not yet settled                   (499)        499          --
          Increase in liability for treasury stock purchased, not yet settled                         1,350          --          --
          Mortgage loans transferred to real estate owned                                               247         220         139
                                                                                                   ========    ========    ========



See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

On December 29, 1995, Peekskill Financial Corporation (the "Holding Company" or, together with its wholly-owned subsidiary, the "Company") became the holding company for First Federal Savings Bank (the "Bank"), formerly First Federal Savings and Loan Association of Peekskill, upon the completion of the conversion of the Bank from a mutual savings bank to a stock savings bank (the "Conversion").

The Company operates three full-service branches, and serves northern Westchester, Putnam and Dutchess counties as its primary market area. The Bank is engaged principally in the business of attracting deposits from customers in its market area and investing those funds in residential mortgage loans and mortgage-backed and other securities. Deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. The Company's primary regulator is the Office of Thrift Supervision ("OTS").

The following is a summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the Conversion, the Holding Company had no operations other than those of an organizational nature. Subsequent thereto, the Holding Company's only significant business activity is the ownership of the Bank. All financial information included herein for periods prior to the Conversion refers to the Bank.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to near-term change include the allowance for loan losses and the valuation allowance for deferred tax assets. The Company's accounting policies with respect to these estimates are discussed below.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of reporting cash flows, cash and cash equivalents represent cash and due from banks and interest-bearing deposits.

Securities

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the classification of individual securities as held-to-maturity, trading, or available-for-sale. SFAS No. 115 limits the held-to-maturity category to debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Management determines the appropriate classification of the Company's securities at the time of purchase.

Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported on a net-of-tax basis as a separate component of stockholders' equity. The Company has no trading securities. Federal Home Loan Bank stock is a non-marketable security held in accordance with certain regulatory requirements and, accordingly, is carried at cost.

Premiums and discounts on debt securities are amortized to interest income on a level-yield basis over the expected term of the security. Purchases and sales of securities are recorded on the trade date. Realized gains and losses on sales of securities are determined based on the amortized cost of the specific securities sold. Unrealized losses are charged to earnings when the decline in fair value of a security is judged to be other than temporary.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for losses charged to income. Losses on loans (including impaired loans) are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance when realized. Management estimates the allowance for loan losses based on an evaluation of the Company's past loan loss experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. In management's judgment, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time. Those judgments are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, a loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest contractually due. Creditors are permitted to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than an impaired loan's recorded investment, an impairment loss is recognized as part of the allowance for loan losses. SFAS No. 118 allows creditors to continue to use existing methods for recognizing interest income on impaired loans. The Company applies SFAS No. 114 to loans (including participation interests) that are individually evaluated for collectibility. The standard generally does not apply to smaller-balance homogeneous loans (such as individual one-to-four family mortgage loans) that are collectively evaluated for impairment.

Interest and Fees on Loans

Interest income is accrued monthly on outstanding loan principal balances unless management considers collection to be uncertain. Interest collections on non-accrual loans are either deferred or reported as interest income, depending on management's judgment as to the likelihood of further collections. Loans are returned to accrual status when collectibility is no longer considered uncertain.

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the level-yield method over the contractual term of the related loan. Net deferred fees and costs applicable to prepaid loans are recognized in interest income at the time of prepayment.

Office Properties and Equipment

Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. Repairs and maintenance, as well as renewals and replacements of a routine nature, are charged to expense as incurred. Costs of significant improvements are capitalized.

Real Estate Owned

Property acquired through foreclosure is initially recorded at fair value less estimated sales costs, with any resulting writedown charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established for any further declines in fair value less estimated sales costs. Fair value estimates are based on recent appraisals and other available information.

Securities Repurchase Agreements

In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price in the future. These agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets the other criteria for such accounting as specified in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When agreements are accounted for as secured financings, the transaction proceeds are recorded by the Company as borrowed funds and the underlying securities continue to be carried in the Company's securities portfolio.

Income Taxes

In accordance with the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes," deferred taxes are recognized for the estimated future tax effects attributable to temporary differences and tax loss carryforwards. Temporary differences are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions and for all unused tax loss carryforwards, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that a portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

Treasury Stock

Treasury stock is carried at cost and is presented as a deduction from stockholders' equity. Purchases of treasury shares are recorded on the trade date.

Postretirement Benefit Plans

The Company maintains a non-contributory defined benefit pension plan which covers substantially all employees. Pension costs are funded on a current basis. Costs for this plan, as well as supplemental retirement agreements, are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

Effective July 1, 1995, the Company changed its method of accounting for postretirement health care benefits upon adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The full amount of the Company's accumulated benefit obligation at July 1, 1995 (net of related income taxes) was recognized as the cumulative effect of a change in accounting principle in the 1996 consolidated statement of income. Under SFAS No. 106, the cost of postretirement health care benefits is recognized on an accrual basis as such benefits are earned by active employees. Prior to fiscal 1996, the Company recognized the cost of these benefits on a pay-as-you-go (cash) basis.

Stock-Based Compensation Plans

Compensation expense is recognized for the Company's employee stock ownership plan ("ESOP") equal to the fair value of shares committed to be released for allocation to participant accounts. Any difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet committed to be released) is reflected as a reduction of stockholders' equity.

The Company accounts for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize the fair value of all stock-based awards (measured on the grant date) as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied to awards granted in fiscal years beginning after

December 15, 1994. The Company has elected to apply the provisions of APB Opinion No. 25 and provide these pro forma disclosures.

The Company's recognition and retention plan ("RRP") is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested.

Earnings Per Share

The Company has adopted SFAS No. 128, "Earnings per Share," which requires entities with complex capital structures to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted number of common shares outstanding for the period. Shares outstanding for this purpose exclude unallocated ESOP shares that have not been committed to be released to participants. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus common-equivalent shares computed using the treasury stock method. In accordance with SFAS No. 128, the Company has restated all prior period EPS data (reported for periods following the Conversion) to conform to the new requirements.

2.  Securities

A summary of the Company's securities follows:

                                                                                               Gross Unrealized
                                                                         Amortized       --------------------------          Fair
                                                                           Cost            Gains            Losses           Value
                                                                         ---------       ---------        ---------        ---------
June 30, 1998                                                                                 (In thousands)
Held-to-Maturity Securities
Mortgage-backed securities:
      Pass-through securities:
         Freddie Mac                                                     $  43,258       $     684        $    (136)       $  43,806
         Ginnie Mae                                                         40,767             625               --           41,392
         Fannie Mae                                                          7,370              62               (3)           7,429
      Collateralized mortgage obligations                                   36,065             213              (11)          36,267
                                                                         ---------       ---------        ---------        ---------
                                                                           127,460           1,584             (150)         128,894
U.S. Government Agency and other debt securities                             7,986              21              (18)           7,989
                                                                         ---------       ---------        ---------        ---------
               Total                                                     $ 135,446       $   1,605        $    (168)       $ 136,883
                                                                         =========       =========        =========        =========
Available-for-Sale Securities
U.S. Government Agency and other debt securities                         $   8,500       $       5        $      (7)       $   8,498
                                                                         =========       =========        =========        =========

June 30, 1997
Held-to-Maturity Securities
Mortgage-backed securities:
      Pass-through securities:
         Freddie Mac                                                     $  57,834       $     185        $    (109)       $  57,910
         Ginnie Mae                                                         32,526             834               --           33,360
         Fannie Mae                                                          8,056              36              (62)           8,030
      Collateralized mortgage obligations                                   18,049             159              (64)          18,144
                                                                         ---------       ---------        ---------        ---------
                                                                           116,465           1,214             (235)         117,444
U.S. Government Agency and other debt securities                             9,985               3              (84)           9,904
                                                                         ---------       ---------        ---------        ---------
               Total                                                     $ 126,450       $   1,217        $    (319)       $ 127,348
                                                                         =========       =========        =========        =========
Available-for-Sale Securities
U.S. Government Agency and other debt securities                         $   2,999       $       1        $     (17)       $   2,983
                                                                         =========       =========        =========        =========

The amortized cost of securities at June 30, 1998 consisted of approximately $98.8 million of fixed-rate securities and $45.1 million of adjustable-rate securities ($91.2 million and $38.2 million, respectively, at June 30, 1997). Substantially all collateralized mortgage obligations at June 30, 1998 and 1997 were Freddie Mac and Fannie Mae securities.

Changes   in  the   after-tax   unrealized   holding   gains   and   losses   on
available-for-sale securities resulted in an increase (decrease) in stockholders' equity of $8,000 in fiscal 1998, $15,000 in fiscal 1997 and ($12,000) in fiscal 1996. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

The Company did not sell any securities during fiscal 1998, 1997 and 1996.

The following is a summary of the amortized cost and fair value of debt securities, other than mortgage-backed securities, by remaining term to contractual maturity as of June 30, 1998. Actual maturities may differ from these amounts because certain issuers have the right to call or prepay their obligations.

                                                    Held-to-Maturity                   Available-for-Sale
                                               -------------------------           -------------------------
                                               Amortized           Fair            Amortized           Fair
                                                 Cost             Value              Cost              Value
                                                ------            ------            ------            ------
                                                                       (In thousands)
Less than one year                              $1,500            $1,499            $   --            $   --
More than one year to five years                 2,000             1,997             2,000             2,000
More than five years to ten years                4,486             4,493             5,000             5,001
More than ten years                                 --                --             1,500             1,497
                                                ------            ------            ------            ------
          Total                                 $7,986            $7,989            $8,500            $8,498
                                                ======            ======            ======            ======

3.   Loans

Loans at June 30 consist of the following:

                                                             1998         1997
                                                           --------    --------
                                                              (In thousands)
Mortgage loans:
       One-to-four family                                  $ 46,271    $ 44,163
       Multi-family                                             674         724
       Commercial                                               507         531
       Construction                                             676         670
       Construction loans in process                           (112)       (195)
                                                           --------    --------
                                                             48,016      45,893
                                                           --------    --------
Other loans:
       Passbook loans and other                                 460         341
       Student loans                                             63         102
                                                           --------    --------
                                                                523         443
                                                           --------    --------

            Total loans                                      48,539      46,336
Allowance for loan losses                                      (682)       (622)
Net deferred loan origination fees                             (226)       (207)
                                                           --------    --------
            Total loans, net                               $ 47,631    $ 45,507
                                                           ========    ========

Total loans (net of construction loans in process) consisted of approximately $47.7 million of fixed-rate loans and $876,000 of adjustable-rate loans at June 30, 1998 ($45.2 million and $1.1 million, respectively, at June 30, 1997). One-to-four family mortgage loans include home equity loans of $1.9 million and $2.4 million at June 30, 1998 and 1997, respectively.

The  Company   primarily   originates   mortgage   loans   secured  by  existing
single-family residential properties. The Company also originates multi-family and commercial real estate loans, and construction loans. A substantial portion of the loan portfolio is secured by real estate properties located in Westchester County, New York, and, to a lesser extent in Putnam and Dutchess Counties, New York. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area.

The Company's impaired loans at June 30, 1998, as defined under SFAS No. 114, consisted of the participation interest described below (which had a recorded investment of $876,000 at June 30, 1998 and $1.1 million at June 30, 1997). The allowance for loan losses at both dates includes an impairment allowance of $83,000 established in fiscal 1997 with respect to this participation interest. The Company's average recorded investment in impaired loans was $965,000 in fiscal 1998 and $1.1 million in fiscal 1997 (none in fiscal 1996).

The Company holds a participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation (the "TASCO Loans"). The Company placed this participation interest on non-accrual status during the first quarter of fiscal 1997, resulting in foregone interest income of approximately $76,000 in fiscal 1998 and $74,000 in fiscal 1997. Interest income for fiscal 1997 was also reduced by the reversal of $67,000 in interest previously received on the TASCO Loans. The Company took these actions since the FDIC, as a servicer of these loans, is disputing its obligation to pass-through certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. Although the FDIC resumed making certain payments in the fourth quarter of fiscal 1997, the matter has not been resolved. Accordingly, the TASCO Loans have remained on non-accrual status, and interest payments of $55,000 and $21,000 received in fiscal 1998 and 1997, respectively, have been deferred.

The Company had two additional loans on non-accrual status at June 30, 1998 with principal balances totaling $245,000 (none at June 30, 1997). One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $370,000 and $930,000 at June 30, 1998 and 1997, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:


                                                   1998        1997         1996
                                                  -----       -----        -----
                                                         (In thousands)

Balance at beginning of year                      $ 622       $ 519        $ 474
Provision for losses                                 60         143           45
Charge-offs                                          --         (40)          --
                                                  -----       -----        -----
Balance at end of year                            $ 682       $ 622        $ 519
                                                  =====       =====        =====

4.   Office Properties and Equipment

A summary of office properties and equipment at June 30 follows:

                                                             1998        1997
                                                           -------      -------
                                                              (In thousands)

Land                                                       $   55       $    55

Buildings                                                    1,452          738
Furniture, fixtures and equipment                              456          335
Leasehold improvements                                         157          216
                                                           -------      -------
                                                             2,120        1,344
Less accumulated depreciation and amortization              (1,077)      (1,104)
                                                           -------      -------
         Office properties and equipment, net              $ 1,043      $   240
                                                           =======      =======

5.  Depositor Accounts

Depositor accounts at June 30 are summarized below:

                                            1998                  1997
                                     -------------------    -------------------
                                                 Average                Average
                                      Amount      Rate      Amount       Rate
                                      ------     -------    ------      -------

                                               (Dollars in thousands)

Money market demand and NOW          $ 13,196     2.85%    $ 10,989      2.85%

Regular savings                        50,928     2.75       54,000      3.00
Club                                      710     2.75          717      3.00
                                     --------              --------
                                       64,834     2.77       65,706      2.97
                                     --------              --------
Savings certificates by remaining
  period to maturity:
     Under one year                    58,118     5.53       53,825      5.53
     One year to under three years     11,889     6.43        9,707      6.26
     Three years and over               5,017     6.25        3,180      6.17
                                     --------              --------
                                       75,024     5.72       66,712      5.66
                                     --------              --------
           Total                     $139,858     4.35%    $132,418      4.33%
                                     ========              ========

Savings certificates issued in denominations greater than $100,000 totaled $10.1 million and $8.2 million at June 30, 1998 and 1997, respectively.

The following is a summary of interest expense on depositor accounts for the years ended June 30:

                                                 1998         1997         1996
                                                ------       ------       ------
                                                         (In thousands)

Money market demand and NOW                     $  329       $  285       $  303
Regular savings and club                         1,541        1,696        1,903
Savings certificates                             3,919        3,450        3,184
                                                ------       ------       ------
         Total                                  $5,789       $5,431       $5,390
                                                ======       ======       ======


The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. Among other things, the Funds Act required depository institutions to pay a one-time special assessment of 65.7 basis points on their SAIF-assessable deposits held on March 31, 1995, in order to recapitalize the SAIF to the level required by law. The Bank's special assessment of $884,000 was accrued as a charge to non-interest expense for the quarter ended September 30, 1996. The assessment was paid in November 1996.

Securities Repurchase Agreements

The following borrowings under securities repurchase agreements were outstanding at June 30, 1998 (dollars in thousands):

Agreement with a final maturity in January 2008, callable quarterly at the
   counterparty's option beginning in January 2003, and bearing interest at 5.42%                     $ 10,000

Agreement with a final maturity in June 2005, callable quarterly at the counterparty's
   option beginning in June 1999, and bearing interest at 5.20%                                          3,000
                                                                                                      --------
                                                                                                      $ 13,000
                                                                                                      ========

The Federal Home Loan Bank ("FHLB") of New York is the counterparty in these transactions which were collateralized by securities included in the Company's portfolio with an amortized cost of $13.1 million and a fair value of $13.2 million at June 30, 1998. During the year ended June 30, 1998, the average and maximum borrowings under securities repurchase agreements were $4.6 million and $13.0 million, respectively. Accrued interest payable of $110,000 on securities repurchase agreements is included in other liabilities at June 30, 1998. The Company did not borrow under securities repurchase agreements during the years ended June 30, 1997 and 1996.

7.   Income Taxes

Income tax expense for the years ended June 30 consisted of the following components:

                                        1998             1997             1996
                                      -------          -------          -------
                                                   (In thousands)
Federal:
       Current                        $ 1,086          $   972          $ 1,235
       Deferred                           (39)              31              (88)
                                      -------          -------          -------
                                        1,047            1,003            1,147
                                      -------          -------          -------
State:
       Current                            418              369              510
       Deferred                           (19)            (415)             (29)
                                      -------          -------          -------
                                          399              (46)             481
                                      -------          -------          -------
Total:
       Current                          1,504            1,341            1,745
       Deferred                           (58)            (384)            (117)
                                      -------          -------          -------
                                      $ 1,446          $   957          $ 1,628
                                      =======          =======          =======

Total income tax expense differs from the amounts computed by applying the applicable statutory Federal income tax rate of 34% to income before income taxes. A reconciliation of tax expense at the statutory rate to the Company's actual tax expense follows for the years ended June 30:

                                                    1998       1997        1996
                                                   ------     ------      ------
                                                          (In thousands)

Tax at Federal statutory rate                      $1,122     $  941      $1,309
State taxes, net of Federal tax benefit               263        (30)        317
Other, net                                             61         46           2
                                                   ------     ------      ------
Actual income tax expense                          $1,446     $  957      $1,628
                                                   ======     ======      ======

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                     1998        1997
                                                                    -------    -------
                                                                      (In thousands)
Deferred tax assets:
       Allowance for loan losses                                    $   279    $   256
       Capital loss carryforward                                         19        428
       Loan origination fees                                             93         85
       Other deductible temporary differences                           259        237
                                                                    -------    -------
            Total gross deferred tax assets                             650      1,006
       Less valuation allowance                                         (19)      (428)
                                                                    -------    -------
            Deferred tax assets, net                                    631        578
                                                                    -------    -------
Deferred tax liabilities:
       Federal tax bad debt reserve in excess of base-year amount      (268)      (268)
       Other taxable temporary differences                               (1)        (6)
                                                                    -------    -------
            Total gross deferred tax liabilities                       (269)      (274)
                                                                    -------    -------

Net deferred tax asset                                              $   362    $   304
                                                                    =======    =======

A capital loss carryforward of approximately $46,000 is available at June 30, 1998 to reduce future capital gains, if any, through December 31, 1998. The valuation allowances for deferred tax assets at June 30, 1998 and 1997 relate to unused capital loss carryforwards. The decrease in the valuation allowance in fiscal 1998 reflects the expiration of capital loss carryforwards which had no effect on income tax expense for the year. Based on the Company's historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company's net deferred tax assets will be realized.

As a thrift institution, the Bank is subject to special provisions in the Federal and New York state tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically were determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

Certain amendments to the Federal and New York state tax laws regarding bad debt deductions were enacted in the quarter ended September 30, 1996. The Federal amendments eliminated the percentage-of-taxable-income method for tax years beginning after December 31, 1995 and imposed a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. The Company previously established, and has continued to maintain, a deferred tax liability with respect to such excess Federal reserves. The New York State amendments redesignated the then-existing state bad debt reserve as the base-year amount and provide for future base-year reserve additions using the percentage-of-taxable-income method. These changes effectively eliminated the excess New York state reserve for which the Company had recognized a deferred tax liability. Accordingly, the Company reduced its deferred tax liability in the quarter ended September 30, 1996, by $238,000, representing a state deferred tax benefit of $361,000 less related deferred Federal taxes of $123,000.

At June 30, 1998, the Bank's base-year Federal and state tax bad debt reserves were $4.5 million and $8.6 million, respectively. In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to these reserves, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws as amended, events that would result in taxation of these reserves include (i) redemptions of the Bank's stock or certain excess distributions to the Holding Company, and (ii) failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York state tax purposes. At June 30, 1998, the Bank's unrecognized deferred tax liabilities with respect to the Federal and state base-year reserves were $1.5 million and $0.6 million, respectively.

8.   Employee Benefit and Stock Compensation Plans

Pension Benefits

All eligible employees are included in a non-contributory, defined benefit pension plan. Benefits are based on credited service and final earnings, as defined. The Company's policy is to fund the consulting actuary's maximum recommended contribution, which includes the amortization of unfunded liabilities over 30 years from their date of establishment.

The following is a reconciliation of the funded status of the plan and the amount of accrued pension cost included in other liabilities at June 30:

                                                                         1998      1997
                                                                       -------    -------
                                                                         (In thousands)
Accumulated benefit obligation:
       Vested                                                          $(2,346)   $(1,947)
       Non-vested                                                          (31)       (13)
                                                                       -------    -------
            Total accumulated benefit obligation                        (2,377)    (1,960)
Effect of future salary increases                                         (252)      (265)
                                                                       -------    -------
Projected benefit obligation for service rendered to date               (2,629)    (2,225)
Plan assets at fair value, primarily cash and short-term investments     2,149      1,987
                                                                       -------    -------
Projected benefit obligation in excess of plan assets                     (480)      (238)
Unrecognized net loss (gain)                                               204        (84)
Unrecognized prior service cost                                             24         32
Unrecognized net transition obligation                                      55         69
                                                                       -------    -------
       Accrued pension cost                                            $  (197)   $  (221)
                                                                       =======    =======

The unrecognized net transition obligation is being amortized over a period of approximately 15 years.

The components of net pension expense are as follows for the years ended June
30:

                                                         1998     1997     1996
                                                        -----    -----    -----
                                                            (In thousands)

Service cost (benefits earned during the year)          $  66    $  58    $  60
Interest cost on projected benefit obligation             175      155      149
Actual return on plan assets                             (129)    (235)     (68)
Net amortization and deferral                             (26)     110      (59)
                                                        -----    -----    -----
       Net pension expense                              $  86    $  88    $  82
                                                        =====    =====    =====

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0%, respectively, at June 30, 1998; 8.0% and 6.0%, respectively, at June 30, 1997; and 7.0% and 5.0%, respectively, at June 30, 1996. The expected long-term rate of return on plan assets was 9.0% for each year.

The Company entered into non-qualified Supplemental Executive Retirement Agreements with certain executives during fiscal 1996 to provide them with supplemental retirement benefits in addition to the benefits provided by the pension plan. The expense related to these agreements amounted to $36,000 in both fiscal 1998 and 1997, and $29,000 in fiscal 1996. The accumulated benefit obligation was approximately $115,000 at June 30, 1998, all of which is unfunded. This amount was determined using a discount rate of 7.0% and a projected salary increase rate of 5.0%.

Postretirement Health Care Benefits

Substantially all employees who retired prior to October 19, 1995 are eligible for postretirement health care (medical and dental) benefits if they met certain age and length of service requirements. As discussed in note 1, effective July 1, 1995, the Company changed its method of accounting for these benefits to adopt SFAS No. 106 and recognize the costs on an accrual basis as such benefits are earned by active employees.

The Company recognized the full amount of its accumulated postretirement benefit obligation as of July 1, 1995, in the amount of $97,000, as a charge to earnings. The after-tax charge of $59,000 has been reported in the fiscal 1996 consolidated statement of income as the cumulative effect of a change in accounting principle. The periodic expense for these benefits was insignificant in fiscal 1998, 1997 and 1996.

The accumulated postretirement benefit obligation was approximately $100,000 at June 30, 1998, all of which is unfunded. This amounts was determined using (i) a discount rate of 8.0% and (ii) an assumed rate of increase in future health care costs of 7.5%, gradually decreasing to 5.0% in fiscal 2003 and remaining at that level thereafter.

Savings and Investment Plan

The Company also maintains a Savings and Investment Plan for the benefit of its employees. This 401(k) plan was frozen in December 1995. Since that time, employees have not been permitted to make salary reduction contributions to the plan. The Company may allow salary reduction contributions in the future, but without an employer matching contribution. Plan expense was $30,000 in fiscal 1996 prior to freezing the plan.

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees. The ESOP borrowed approximately $3.3 million from the Holding Company and used the funds to purchase 327,980 shares of the Holding Company's common stock sold in the offering. The Bank makes semi-annual contributions to the ESOP equal to the debt service requirements less all dividends received by the ESOP on unallocated shares. The ESOP uses these contributions and dividends to repay principal and interest over the 20-year term of the loan.

Shares purchased by the ESOP are held in a suspense account by the plan trustee for allocation to participants on June 30 of each year. Shares released from the suspense account are allocated to participants on the basis of their relative compensation. Participants become vested in the shares allocated to their respective accounts over a period not to exceed five years. Any forfeited shares are allocated to other participants in the same proportion as contributions. A cumulative total of 40,998 shares have been allocated to participants through June 30, 1998. Expense recognized in fiscal 1998, 1997 and 1996 with respect to allocated shares amounted to $277,000, $224,000 and $95,000, respectively, based on the average fair value of the Holding Company's common stock for each period. The cost of the 286,982 shares which have not yet been allocated to participant accounts ($2.9 million at June 30, 1998) is reflected as a reduction to stockholders' equity. The fair value of these shares was approximately $5.1 million at that date.

Stock Option Plan

On July 3, 1996, stockholders approved The Peekskill Financial Corporation 1996 Stock Option Plan ("Stock Option Plan"). Under the Stock Option Plan, 409,975 shares of authorized but unissued Holding Company stock are reserved for issuance upon option exercises. Options may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options have a ten-year term and vest ratably over five years.

Effective July 3, 1996, initial option grants were made under the Stock Option Plan for 296,984 shares at an exercise price of $11.875 per share. All of these options were outstanding at June 30, 1998, with a remaining life of 8.0 years. A total of 75,797 options were exercisable at June 30, 1998, and there were 112,991 reserved shares available for future option grants.

Options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value-based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. The estimated per-share fair value of options granted in July 1996 was $3.18, estimated using the Black-Scholes option-pricing model with assumptions approximately as follows: dividend yield of 2.75%; expected volatility rate of 20.2%; risk-free interest rate of 6.26%; and expected option life of 8 years. Had the Company applied the fair-value-based method to the options granted, it would have reported net income, basic earnings per share and diluted earnings per share of $1.7 million, $0.64 and $0.61, respectively, in fiscal 1998 ($1.7 million, $0.55 and $0.54, respectively, in fiscal 1997).

Recognition and Retention Plan

On July 3, 1996, stockholders also approved The Peekskill Financial Corporation 1996 Recognition and Retention Plan ("RRP"). The purpose of this plan is to provide officers and non-employee directors of the Company with a proprietary interest in the Company in a manner designed to encourage their retention. Awards granted under this plan vest ratably over the respective vesting periods from the date of grant. On July 16, 1996, the Company completed the funding of the RRP by purchasing 163,990 shares of common stock in the open market for $2.0 million. RRP awards for 117,290 of these shares were made in fiscal 1997, with the remaining 46,700 purchased shares included in treasury stock and available for future awards. Unearned compensation of $1.4 million was recorded with respect to the shares awarded. Subsequent amortization of that amount, which is included in compensation and benefits expense, was $266,000 in fiscal 1998 and $212,000 in fiscal 1997.

9.   Stockholders' Equity

Conversion and Stock Offering

Concurrent with the Conversion on December 29, 1995, the Holding Company sold 4,099,750 shares of its common stock in a subscription offering at a price of $10 per share, for net proceeds of $40.0 million, after deducting conversion costs of approximately $1.0 million. The Holding Company used $20.0 million of the net proceeds to acquire all of the common stock issued by the Bank in the Conversion.

In accordance with regulatory requirements, the Bank established a liquidation account at the time of Conversion in the amount of $21.2 million, equal to its equity at June 30, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Earnings per Share

As discussed in note 1, the Company has adopted SFAS No. 128 and restated its EPS data for all periods to present basic EPS and diluted EPS in accordance with the new requirements.

The following is a summary of the number of shares utilized in the Company's EPS calculations for the years ended June 30, 1998, 1997 and 1996. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of the years presented.

                                                        1998     1997   1996(1)
                                                       -----    -----    -----
                                                            (In thousands)
Weighted average common shares outstanding
    for computation of basic EPS (2)                   2,714    3,101    3,776
Common-equivalent shares due to the dilutive
    effect of stock options and RRP awards (3)           111       48       --
                                                       -----    -----    -----

Weighted average common shares for
    computation of diluted EPS                         2,825    3,149    3,776
                                                       =====    =====    =====

     (1)  From the date of Conversion, December 29, 1995.

     (2) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.

     (3)  Computed using the treasury stock method.

Capital Distributions

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. The OTS capital distribution regulations applicable to savings institutions that meet their regulatory capital requirements (such as the Bank), generally limit dividend payments in any one year to the greater of (i) 100% of year-to-date net income plus an amount that would reduce surplus capital by one-half or (ii) 75% of net income for the most recent four quarters. Surplus capital is the excess of actual capital at the beginning of the year over the institution's minimum regulatory capital requirement. The Bank paid $3.0 million of dividends to the Holding Company during fiscal 1998 and an additional dividend of $1.0 million in July 1998. No dividends were paid by the Bank during fiscal 1997 and 1996.

Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders. The Holding Company is subject, however, to Delaware law which generally limits dividends to an amount equal to the excess of the net assets of the Holding Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

During fiscal 1997, the Company received approvals from the OTS to repurchase an aggregate of 926,135 common shares for its treasury, in addition to shares purchased to fund the RRP. The repurchases were authorized in four separate programs, three involving 5% of outstanding shares and one involving 10%. Through June 30, 1997, the Holding Company repurchased 859,929 common shares, in open market transactions, at a total cost of $12.0 million or $13.94 per share. The remaining 66,206 shares were repurchased in fiscal 1998 at a total cost of $1.2 million.

During fiscal 1998, the Company received approvals from the OTS to repurchase an aggregate of 304,874 common shares for its treasury, or 10% of outstanding shares. Through June 30, 1998, the Holding Company repurchased 231,346 common shares under these programs, in open market transactions, at a total cost of $4.0 million, or $17.39 per share. This total cost includes $1.35 million for purchases made but not settled at June 30, 1998, which is reflected in other liabilities in the consolidated balance sheet. At June 30, 1998, an additional 73,528 shares were authorized for repurchase prior to December 1998.


Regulatory Capital Requirements

OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier I
(core) capital to total adjusted assets of 3.0%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier I (core) capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors. These capital requirements, which are applicable to the Bank only, do not consider additional capital at the Holding Company level.

Management believes that, as of June 30, 1998 and 1997, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of June 30, 1998 and 1997, compared to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy:

                                            For Classification
                                                    as           Minimum Capital
                               Bank Actual   Well Capitalized       Adequacy
                            ---------------  ----------------    ---------------
                            Amount    Ratio   Amount    Ratio    Amount    Ratio
                            ------    -----   ------    -----    ------    -----
                                             (Dollars in thousands)
June 30, 1998
Tangible capital            $43,493   21.8%       N/A    N/A    $ 2,992    1.5%
Tier I (core) capital        43,493   21.8    $ 9,975    5.0%     5,985    3.0
Risk-based capital:
       Tier I                43,493   87.4      2,986    6.0        N/A    N/A
       Total                 44,116   88.6      4,977   10.0      3,982    8.0


June 30, 1997
Tangible capital            $44,697   24.9%       N/A    N/A    $ 2,696    1.5%
Tier I (core) capital        44,697   24.9    $ 8,986    5.0%     5,392    3.0
Risk-based capital:
       Tier I                44,697   95.6      2,806    6.0        N/A    N/A
       Total                 45,278   96.8      4,677   10.0      3,742    8.0

10.  Commitments and Contingencies

Off-Balance Sheet Financial Instruments

The Company's financial instruments with off-balance sheet risk were limited to fixed-rate mortgage loan origination commitments with total contractual amounts of $6.6 million and $3.6 million at June 30, 1998 and 1997, respectively. These instruments involve elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated balance sheets. The contractual amounts represent the Company's maximum potential exposure to credit loss, but do not necessarily represent future cash requirements since certain commitments may expire without being funded. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Commitments are subject to the Company's credit approval process, including a case-by-case evaluation of the customer's creditworthiness and related collateral requirements.

FHLB of New York Advances

The Bank may borrow funds from the FHLB of New York subject to an overall limitation of 25% of total assets or $49.9 million at June 30, 1998. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. FHLB borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires maintenance of specified levels of qualifying assets (principally securities and residential mortgage loans) not otherwise pledged.

Lease Commitments

At June 30, 1998, the Company was obligated under two non-cancellable operating leases for office space. These leases contain escalation clauses providing for increased rentals and renewal options. Rent expense under operating leases was approximately $97,000, $60,000 and $63,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The future minimum lease payments under operating leases at June 30, 1998 were $99,000 annually for fiscal years 1999 through 2002; $90,000 for fiscal 2003; and an aggregate of $1.2 million for later years.

Legal Proceedings

In the normal course of business, the Company is involved in various outstanding legal proceedings. Management has discussed the nature of these proceedings with legal counsel. In the opinion of management, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

11.  Fair Value of Financial Instruments

SFAS No. 107 requires disclosures about the fair value of financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized on the balance sheet. Fair value is defined by SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Quoted market prices are used to estimate fair value when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made at a certain point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or transaction costs.

The following is a summary of the carrying amounts and fair values of the Company's financial assets and liabilities (none of which are held for trading purposes) at June 30:

                                                         1998                 1997
                                                 --------------------  ---------------------
                                                 Carrying  Estimated   Carrying   Estimated
                                                  Amount   Fair Value   Amount    Fair Value
                                                  ------   ----------   ------    ----------
                                                               (In thousands)
Financial assets:
              Cash and due from banks            $  2,616   $  2,616   $    478   $    478
              Interest-bearing deposits             2,010      2,010      3,680      3,680
              Securities                          143,944    145,381    129,433    130,331
              Loans                                47,631     49,532     45,507     45,717
              FHLB stock                            1,463      1,463      1,463      1,463
              Accrued interest receivable           1,050      1,050      1,064      1,064

     Financial liabilities:
              Savings certificates                 75,024     75,386     66,712     66,640
              Other deposit accounts               64,834     64,834     65,706     65,706
              Securities repurchase agreements     13,000     12,315         --         --
              Accrued interest payable                110        110         --         --

The following paragraphs describe the valuation methods used by the Company to estimate the fair values of its financial instruments:

Securities

The fair values of securities were based on market prices or securities dealers' estimated prices.

Loans

Fair values were estimated by portfolio, for loans with similar financial characteristics. Loans were segregated by type, such as one-to-four family residential, multi-family residential, commercial and other loans. Each loan category was further segmented into fixed and adjustable-rate categories, and by performing and non-performing categories. The pricing methodology for performing one-to-four family residential mortgage loans was determined based on the zero-coupon yield curve plus the option adjusted spread for fixed-rate mortgages. The fair values for performing loans in other portfolio categories were estimated by discounting the expected cash flows using current market rates for loans with similar terms to borrowers of similar credit quality. The fair values of non-performing loans were based on management's analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

Deposit Liabilities

The fair value of savings certificates represents contractual cash flows discounted using interest rates currently offered on accounts with similar characteristics and remaining maturities. In accordance with SFAS No. 107, the fair values of other deposit accounts (those with no stated maturity, such as savings accounts) are equal to the carrying amounts payable on demand. In accordance with SFAS No. 107, these fair values do not include the value of core deposit relationships which comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source which has a substantial unrecognized value separate from the deposit balances.

Securities Repurchase Agreements

Fair value represents contractual cash flows discounted using current interest rates available for repurchase agreements with similar characteristics and remaining terms.

Other Financial Instruments

The other financial assets and liabilities shown in the preceding table have fair values which approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk. Fair values of the loan origination commitments described in note 10 were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At June 30, 1998 and 1997, the fair values of these financial instruments approximated the related carrying amounts which were not significant.

12.  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized gain or loss on available-for-sale securities. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display in the financial statements an amount representing total comprehensive income for the period. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in fiscal 1999. Had SFAS No. 130 applied to the Company in fiscal 1998, 1997 and 1996, the Company would have reported comprehensive income substantially equal to its reported net income for each of those years.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Among other things, SFAS No. 131 requires public companies to report (i) certain financial and descriptive information about its reportable operating segments (as defined), and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for periods beginning after December 15, 1997 and, accordingly, will be adopted by the Company in fiscal 1999. Management does not expect that SFAS No. 131 will have a significant impact on the Company's financial reporting.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for these benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in fiscal 1999. Management does not expect that this standard will significantly affect the Company's financial reporting.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and, accordingly, will apply to the Company beginning on July 1, 1999. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company does not presently engage in derivatives and hedging activities covered by the new standard and, accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

13.  Parent Company Condensed Financial Information

Set forth below are the condensed balance sheets of Peekskill Financial Corporation as of June 30,1998 and 1997, and its condensed statements of income and cash flows for the periods ended June 30, 1998, 1997 and 1996:

                                                                 June 30,
                                                           ---------------------
                                                            1998           1997
                                                           -------       -------
Condensed Balance Sheets                                       (In thousands)
Assets:
     Cash                                                  $    39       $   172
     Interest-bearing deposits                                 810         2,180
     Investment in subsidiary                               43,491        44,687
     Other assets                                              345            17
                                                           -------       -------
          Total                                            $44,685       $47,056
                                                           =======       =======

Liabilities and Stockholders' Equity:
     Liabilities                                           $ 1,479       $    90
     Stockholders' equity                                   43,206        46,966
                                                           -------       -------
          Total                                            $44,685       $47,056
                                                           =======       =======

                                                                                     Period ended June 30,
                                                                                 -----------------------------
                                                                                  1998       1997       1996*
                                                                                 -------    -------    -------
                                                                                         (In thousands)
Condensed Statements of Income
Dividends received from subsidiary                                               $ 3,000    $    --    $    --
Interest income                                                                      271        611        534
Non-interest expense                                                                (127)      (187)       (85)
                                                                                 -------    -------    -------
       Income before income tax expense and effect of subsidiary earnings          3,144        424        449
Income tax expense                                                                   (87)      (195)      (215)
                                                                                 -------    -------    -------
       Income before effect of subsidiary earnings                                 3,057        229        234
Effect of subsidiary earnings:
       Excess of dividends over current earnings of subsidiary                    (1,203)        --         --
       Equity in undistributed earnings of subsidiary                                 --      1,583      1,140
                                                                                 -------    -------    -------
            Net income                                                           $ 1,854    $ 1,812    $ 1,374
                                                                                 =======    =======    =======

*  From the date of Conversion, December 29, 1995.

                                                                                    Period ended June 30,
                                                                              --------------------------------
                                                                                1998        1997        1996*
                                                                              --------    --------    --------
                                                                                       (In thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
       Net income                                                             $  1,854    $  1,812    $  1,374
       Adjustments to reconcile net income to net cash provided by operating activities:
             Excess of dividends over current earnings of subsidiary             1,203          --          --
             Equity in undistributed earnings of subsidiary                         --      (1,583)     (1,140)
             Other adjustments, net                                                291         461         148
                                                                              --------    --------    --------
                 Net cash provided by operating activities                       3,348         690         382
                                                                              --------    --------    --------

Cash flows from investing activities:
       Purchase of subsidiary's common stock                                        --          --     (20,000)
                                                                              --------    --------    --------

Cash flows from financing activities:
       Treasury stock purchases                                                 (3,837)    (12,543)         --
       Purchase of shares to fund current-year RRP awards                           --      (1,400)         --
       Net proceeds from issuance of common stock, exclusive of ESOP shares         --          --      36,720
       Dividends paid                                                           (1,014)     (1,128)       (369)
                                                                              --------    --------    --------
                 Net cash (used in) provided by financing activities            (4,851)    (15,071)     36,351
                                                                              --------    --------    --------

Net (decrease) increase in cash and cash equivalents                            (1,503)    (14,381)     16,733
Cash and cash equivalents at beginning of period                                 2,352      16,733          --
                                                                              --------    --------    --------
Cash and cash equivalents at end of period                                    $    849    $  2,352    $ 16,733
                                                                              ========    ========    ========

Supplemental information:
       Increase in liability for treasury stock purchased, not yet settled    $  1,350    $     --    $     --
                                                                              ========    ========    ========


*  From the date of Conversion, December 29, 1995.

14.  Selected Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for fiscal 1998 and 1997 is shown below:

                                                                                     Three Months Ended
                                                               -------------------------------------------------------------
                                                               September 30       December 31        March 31        June 30
                                                               ------------       -----------        --------        -------
                                                                            (In thousands, except per share data)
Fiscal 1998
Interest and dividend income                                      $ 3,095           $ 3,059          $ 3,220          $ 3,269
Interest expense                                                    1,446             1,430            1,540            1,618
                                                                  -------           -------          -------          -------
       Net interest income                                          1,649             1,629            1,680            1,651
Provision for loan losses                                              15                15               15               15
Non-interest income                                                    57                55               54               59
Non-interest expense                                                  826               852              936              860
                                                                  -------           -------          -------          -------
       Income before income tax expense                               865               817              783              835
Income tax expense                                                    370               356              346              374
                                                                  -------           -------          -------          -------
       Net income                                                 $   495           $   461          $   437          $   461
                                                                  =======           =======          =======          =======
       Earnings per share:
            Basic                                                 $  0.18           $  0.17          $  0.16          $  0.18
            Diluted                                                  0.17              0.16             0.16             0.17
                                                                  =======           =======          =======          =======

Fiscal 1997
Interest and dividend income                                      $ 3,056           $ 3,121          $ 3,045          $ 3,087
Interest expense                                                    1,322             1,339            1,361            1,409
                                                                  -------           -------          -------          -------
       Net interest income                                          1,734             1,782            1,684            1,678
Provision for loan losses                                              98                15               15               15
Non-interest income                                                    60                64               52               60
Non-interest expense (1)                                            1,720               846              812              824
                                                                  -------           -------          -------          -------
       (Loss) income before income tax (benefit) expense              (24)              985              909              899
Income tax (benefit) expense (1)                                     (233)              419              385              386
                                                                  -------           -------          -------          -------
       Net income                                                 $   209           $   566          $   524          $   513
                                                                  =======           =======          =======          =======
       Earnings per share:
            Basic                                                 $  0.06           $  0.17          $  0.18          $  0.18
            Diluted                                                  0.06              0.17             0.18             0.18
                                                                  =======           =======          =======          =======

(1) For the quarter ended September 30, non-interest expense includes the SAIF special assessment of $884,000 and income tax benefit includes $238,000 attributable to a change in state tax law. See notes 5 and 7.

Corporate Information

Directors
Eldorus Maynard, Chairman of the Board
Dominick Bertoline
Edward H. Dwyer
Robert E. Flower
William J. LaCalamito
John A. McGurty, Jr.

Officers
Eldorus Maynard
Chairman of the Board and Chief Executive Officer

William J. LaCalamito
President and Chief Operating Officer

Scott D. Nogles
Vice President of Finance

Corporate Offices
Peekskill Financial Corporation
1019 Park Street
Peekskill, NY  10566
(914) 737-2777

Annual Meeting

The annual meeting of stockholders will be held on October 21, 1998 at 3:30 p.m. at the Company's offices at 1019 Park Street, Peekskill, New York.

Form 10-K

For the 1998 fiscal year, Peekskill Financial Corporation will file an Annual Report on Form 10-K with the Securities and Exchange Commission. Stockholders wishing a copy may obtain one by writing to:

      William J. LaCalamito
      Secretary
      Peekskill Financial Corporation
      1019 Park Street
      Peekskill, NY  10566

Transfer Agent and Registrar
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016

Independent Auditors
KPMG Peat Marwick LLP
3001 Summer Street
Stamford, CT  06905

Corporate Information

General Counsel
Carl Olson
1019 Park Street
Peekskill, NY  10566

Special Counsel
Silver, Freedman & Taff, LLP
1100 New York Avenue, NW
Washington, DC  20005

Common Stock

The common stock of Peekskill Financial Corporation is traded on the NASDAQ Stock Market under the symbol "PEEK." The approximate number of stockholders was 714 at June 30, 1998.

The cash dividends declared by the Company, and the high and low sales price of the Company's common stock in the Over-the-Counter market of the NASDAQ National Market System were as follows for the quarters indicated:

                                                                            Closing Sales Prices
                                 Cash                     -----------------------------------------------------------
                               Dividends                                                                       End of
  Quarter ended                 Declared                  High                      Low                        Period
  -------------                 --------                  ----                      ---                        ------
  June 30, 1998                $  0.09                  $18.063                   $16.625                     $17.875
  March 31, 1998                  0.09                   17.750                    16.000                      17.375
December 31, 1997                 0.09                   18.250                    16.500                      16.750
September 30, 1997                0.09                   18.250                    15.125                      16.750

  June 30, 1997                   0.09                   15.250                    13.375                      15.000
  March 31, 1997                  0.09                   15.500                    13.500                      13.875
December 31, 1996                 0.09                   14.875                    13.250                      14.250
September 30, 1996                0.09                   14.000                    11.250                      13.750

These quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.