Form 10-Q
period 1998-09-30
PEEKSKILL FINANCIAL CORP
filed 1998-11-13
CIK 1001802

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

               Yes     __x__                            No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding
             Class:                                      at October 30, 1998
             ------                                      -------------------
Common Stock, $0.01 par value                                 2,842,069

                         Peekskill Financial Corporation

                                    Form 10-Q

                    Quarterly Period Ended September 30, 1998


                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                  Page

     Condensed Consolidated Balance Sheets at September 30, 1998
         and June 30, 1998                                                     3

     Condensed Consolidated Statements of Income for the three
         months ended September 30, 1998 and 1997                              4

     Condensed Consolidated Statement of Changes in Stockholders'
         Equity for the three months ended September 30, 1998                  5

     Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 1998 and 1997                              6

     Notes to Condensed Consolidated Interim Financial Statements              7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    14

                           Part II - Other Information

Other Information                                                             15

Signatures                                                                    16

Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                             September 30, 1998    June 30, 1998
                                                             ------------------    -------------
Assets:
Cash and cash equivalents ................................        $   1,248         $   4,626
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $128,772 at September 30, 1998 and $136,883
     at June 30, 1998) ...................................          126,997           135,446
  Available-for-sale, at fair value (amortized cost of
     $15,500 at September 30, 1998 and $8,500 at
     June 30, 1998) ......................................           15,606             8,498
                                                                  ---------         ---------
    Total securities .....................................          142,603           143,944
                                                                  ---------         ---------

Loans, net of allowance for loan losses of $697 at
     September 30, 1998 and $682 at June 30, 1998 ........           51,913            47,631
Federal Home Loan Bank stock .............................            1,463             1,463
Accrued interest receivable ..............................              995             1,050
Real estate owned ........................................               94                94
Deferred income taxes, net ...............................              349               362
Other assets .............................................            1,233             1,171
                                                                  ---------         ---------
  Total assets ...........................................        $ 199,898         $ 200,341
                                                                  =========         =========

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts .....................................        $ 140,466         $ 139,858
  Securities repurchase agreements .......................           13,000            13,000
  FHLB advance ...........................................            1,000                --
  Mortgage escrow deposits ...............................            1,102             1,759
  Other liabilities ......................................            1,333             2,518
                                                                  ---------         ---------
    Total liabilities ....................................          156,901           157,135
                                                                  ---------         ---------

Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share;
  100,000 shares authorized; none issued or
  outstanding) ...........................................               --                --
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued) ............               41                41
Additional paid-in capital ...............................           40,221            40,181
Unallocated common stock held by employee stock
  ownership plan ("ESOP") ................................           (2,829)           (2,870)
Unamortized awards of common stock under recognition
  and retention plan ("RRP") .............................             (918)             (922)
Treasury stock, at cost (1,239,681 shares at September 30,
  1998 and 1,204,181 shares at June 30, 1998) ............          (18,312)          (17,730)
Retained earnings ........................................           24,731            24,508
Net unrealized gain (loss) on available-for-sale
securities, net of taxes .................................               63                (2)
                                                                  ---------         ---------

 Total stockholders' equity ..............................           42,997            43,206
                                                                  ---------         ---------

   Total liabilities and stockholders' equity ............        $ 199,898         $ 200,341
                                                                  =========         =========

See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          For the Three Months
                                                           Ended September 30,
                                                          1998             1997
                                                         ------           ------
Interest and dividend income:
 Loans .......................................           $  990           $  918
 Securities ..................................            2,289            2,087
 Interest-bearing deposits and other .........               76               90
                                                         ------           ------
  Total interest and dividend income .........            3,355            3,095
                                                         ------           ------

Interest expense:
 Depositor accounts ..........................            1,513            1,446
 Securities repurchase agreements ............              178               --
 FHLB advance ................................                4               --
                                                         ------           ------
  Total interest expense .....................            1,695            1,446
                                                         ------           ------

  Net interest income ........................            1,660            1,649

Provision for loan losses ....................               15               15
                                                         ------           ------

  Net interest income after provision
   for loan losses ...........................            1,645            1,634
                                                         ------           ------

Non-interest income ..........................               63               57
                                                         ------           ------

Non-interest expense:
  Compensation and benefits ..................              455              450
  Occupancy costs ............................              112               92
  Professional fees ..........................               38               33
  Computer service fees ......................               52               43
  Federal deposit insurance costs ............               36               36
  Safekeeping and custodial expenses .........               29               24
  Other ......................................              163              148
                                                         ------           ------
    Total non-interest expense ...............              885              826
                                                         ------           ------

   Income before income tax expense ..........              823              865
Income tax expense ...........................              367              370
                                                         ------           ------

  Net income .................................           $  456           $  495
                                                         ======           ======

Earnings per share (Note 3):
  Basic ......................................           $ 0.18           $ 0.18
  Diluted ....................................             0.18             0.17




See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                          Unallocated   Unamortized
                                                                                                              Net
                                                              Common    Awards of                          Unrealized
                                                 Additional   Stock      Common                            Gain (Loss)    Total
                                        Common    Paid-in      Held       Stock     Treasury    Retained       On      Stockholders'
                                        Stock     Capital     By ESOP   Under RRP     Stock     Earnings   Securities     Equity
                                       --------   --------   --------    --------    --------    --------    --------    --------
Balance at June 30, 1998 ............  $     41   $ 40,181   $ (2,870)   $   (922)   $(17,730)   $ 24,508    $     (2)   $ 43,206


   Net income .......................        --         --         --          --          --         456          --         456
   Dividends paid ($0.09 per share) .        --         --         --          --          --        (233)         --        (233)
   Amortization of RRP awards .......        --         --         --          48          --          --          --          48
   RRP award (2,500 treasury shares)         --         14         --         (44)         30          --          --          --
   Purchase of 38,000 treasury
      shares ........................        --         --         --          --        (612)         --          --        (612)
   ESOP shares committed to be
      released (4,100 shares) .......        --         26         41          --          --          --          --          67
   Change in net unrealized gain
        (loss) on available-for-sale
        securities, net of taxes ....        --         --         --          --          --          --          65          65
                                       --------   --------   --------    --------    --------    --------    --------    --------

Balance at September 30, 1998 .......  $     41   $ 40,221   $ (2,829)   $   (918)   $(18,312)   $ 24,731    $     63    $ 42,997
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

                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             For the Three Months Ended
                                                                    September 31,
                                                                  1998        1997
                                                                --------    --------
Cash flows from operating activities:
  Net income ................................................   $    456    $    495
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses ...............................         15          15
    Depreciation and amortization expense ...................         24          22
    ESOP and RRP expense ....................................        115         118
    Net amortization and accretion of deferred fees,
       discounts and premiums ...............................        (59)        (45)
    Net decrease in accrued interest receivable .............         55         134
    Net (increase) decrease in other assets .................        (66)         14
    Deferred tax expense ....................................         13           2
    Net increase in other liabilities .......................        166         177
                                                                --------    --------
      Net cash provided by operating activities .............        719         932
                                                                --------    --------

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity ........................................     (7,436)     (5,014)
    Available-for-sale ......................................     (9,992)     (2,000)
  Proceeds from principal payments, maturities and calls of
   securities:
    Held-to-maturity ........................................     15,893       8,999
    Available-for-sale ......................................      3,000       1,000
  Originations of loans, net of principal collections .......     (4,297)     (1,052)
  Purchases of office properties and equipment ..............        (20)       (391)
                                                                --------    --------
     Net cash (used in) provided by investing activities ....     (2,852)      1,542
                                                                --------    --------

Cash flows from financing activities:
  Net increase (decrease) in depositor accounts .............        608        (556)
  Net decrease in mortgage escrow deposits ..................       (658)       (771)
  Proceeds from Federal Home Loan Bank advance ..............      1,000          --
  Treasury stock purchases ..................................     (1,962)         --
  Dividends paid ............................................       (233)       (287)
                                                                --------    --------
     Net cash used in financing activities ..................     (1,245)     (1,614)
                                                                --------    --------

Net (decrease) increase in cash and cash equivalents ........     (3,378)        860
Cash and cash equivalents at beginning of period ............      4,626       4,158
                                                                --------    --------
Cash and cash equivalents at end of period ..................   $  1,248    $  5,018
                                                                ========    ========

Supplemental information:
  Interest paid .............................................   $  1,697    $  1,442
  Income taxes paid .........................................        318         263
  Decrease in liability for securities purchased,
     not yet settled ........................................         --         499
  Decrease in liability for treasury stock purchased, not yet
     settled ................................................      1,350          --
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

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1998 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending June 30, 1999.


NOTE 2.  Stockholders' Equity

     From July 1, 1998 through September 30, 1998, the Holding Company purchased 38,000 shares for treasury at a cost of $612,000, or $16.10 per share. From the date of Conversion through September 30, 1998, the Holding Company purchased an aggregate of 1,239,681 shares for treasury. The Holding Company purchased these shares, in open market transactions, at a total cost of $18.3 million or $14.77 per share.

     On June 11, 1998, the Holding Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 148,528 shares. As of October 31, 1998, the Holding Company had repurchased 131,000 shares, leaving 17,528 shares available to be purchased through December 29, 1998.

Note 3.  Earnings Per Share

     The Company reports both basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.

     The table below summarizes the number of shares utilized in the Company's EPS calculations for the three month periods ended September 30, 1998 and 1997. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

                                                          For the Three Months
                                                          Ended September 30,
                                                            1998      1997
                                                            -----     -----
                                                             (In thousands)

     Weighted average common shares outstanding
        for computation of basic EPS (1)                    2,516     2,791

     Common-equivalent shares due to the dilutive
        effect of stock options and RRP awards (2)             86        95
                                                            -----     -----

     Weighted average common shares for
        computation of diluted EPS                          2,602     2,886
                                                            =====     =====

(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.

(2)  Computed using the treasury stock method.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

     Total assets at September 30, 1998 were $199.9 million compared to $200.3 million at June 30, 1998, a decrease of $443,000. This decrease was due primarily to a $3.4 million decrease in cash and cash equivalents, and a $1.3 million decrease in total securities, partially offset by a $4.3 million increase in total loans. Management intends to continue its current strategy of increasing the loan portfolio (primarily through the origination of residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

     Total non-performing assets decreased $86,000, or 5.4%, from $1.6 million at June 30, 1998 to $1.5 million at September 30, 1998. At September 30, 1998, the Company held an $868,000 participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation (the "TASCO Loans"). These loans were placed on non-accrual status during the quarter ended September 30, 1996. As a servicer of these loans, the FDIC is disputing its obligation to remit certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. The FDIC suspended payments beginning in 1996, but resumed making certain principal and interest payments in the quarter ended June 30, 1997, and has continued to make current payments. As a result, interest payments of $12,000 received in the current quarter were recognized as income on a cash basis. However, the dispute over the suspended payments has not been resolved, and the TASCO Loans of $868,000 at September 30, 1998 and $876,000 at June 30, 1998 are included in the Company's total non-performing loans.

     The Bank had two loans, with principal balances totaling $245,000, on non-accrual status at September 30, 1998 and June 30, 1998. One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $292,000 at September 30, 1998 compared to $370,000 at June 30, 1998. The Bank had one property classified as real estate owned with a carrying value of $94,000 at September 30, 1998 and June 30, 1998. The Bank has subsequently sold the property for $94,000, the same amount as the carrying value. The allowance for loan losses was $697,000 or 49.6% of non-performing loans at September 30,

1998, compared to $682,000 or 45.7% of non-performing loans at June 30, 1998. There were no loan charge-offs or recoveries in the three months ended September 30, 1998.

     Stockholders' equity decreased $209,000 from $43.2 million at June 30, 1998 to $43.0 million at September 30, 1998. The decrease primarily reflects treasury stock purchases of $612,000 and dividends paid of $233,000, partially offset by net income of $456,000 and a $65,000 increase attributable to the net unrealized gain on securities. Book value per share increased from $14.92 at June 30,1998 to $15.03 at September 30, 1998.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

     Net income decreased $39,000 to $456,000, or $0.18 per share, for the quarter ended September 30, 1998, compared to net income of $495,000, or $0.18 per share, for the same period last year. Diluted earnings per share amounts were $0.18 and $0.17 for the quarters ended September 30, 1998 and 1997, respectively. The decrease is primarily attributable to a $249,000 increase in interest expense and a $59,000 increase in non-interest expense, partially offset by a $260,000 increase in interest and dividend income.

     Net interest income increased $11,000 in the current quarter compared to the quarter ended September 30, 1997. Interest and dividend income increased $260,000 to $3.4 million for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The increase was caused primarily by a $17.9 million increase in average interest-earning assets, partially offset by a 10 basis point decrease in the average yield on interest-earning assets. Interest expense increased $249,000 to $1.7 million for the quarter ended September 30, 1998 compared to the same quarter last year. This increase was due primarily to a $21.6 million increase in average interest-bearing liabilities.

     The provision for loan losses was $15,000 for the quarters ended September 30, 1998 and 1997. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

     Non-interest expense increased $59,000 for the quarter ended September 30, 1998 compared to the prior year quarter. The increase was caused primarily by a $20,000 increase in occupancy costs due to the construction of a new building for the Bank's Mohegan Lake branch, a $9,000 increase in computer service fees and a $15,000 increase in other operating expenses.

     Income tax expense for the quarter ended September 30, 1998 decreased $3,000 compared to the same period last year, primarily due to a decrease in pre-tax income. The effective tax rates were 44.6% and 42.8% for the quarters ended September 30, 1998 and 1997, respectively.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                      Three Months Ended
                                                      ------------------------------------------------------------------------------
                                                                 September 30,  1998                   September 30, 1997
                                                      -------------------------------------     ------------------------------------
                                                        Average                   Average        Average                    Average
                                                      Balance (1)    Interest    Yield/Rate     Balance(1)    Interest    Yield/Rate
                                                      -----------    --------    ----------     ----------    --------    ----------
(Dollars in thousands)
Interest-earning assets:
   Loans (2) .....................................     $ 49,722      $    990       7.97%        $ 45,810     $    918         8.02%
   Mortgage-backed securities(3) .................      127,202         2,035       6.40          115,978        1,882         6.49
   Other debt securities(3) ......................       16,854           254       6.02           12,218          205         6.71
   Other interest-earning assets .................        4,347            76       7.00            6,218           90         5.79
                                                       --------      --------                    --------     --------
     Total interest-earning assets ...............      198,125      $  3,355       6.77%         180,224     $  3,095         6.87%
                                                                     ========                                 ========
Non interest-earning assets ......................        2,678                                     1,895
                                                       --------                                  --------
     Total assets ................................     $200,803                                  $182,119
                                                       ========                                  ========
Interest-bearing liabilities:
   Regular savings and club accounts .............     $ 50,933      $    354       2.78%        $ 54,382     $    412         3.03%
   Money market and NOW accounts .................       14,178            94       2.64           11,219           80         2.85
   Savings certificates and other ................       77,370         1,065       5.51           68,733          954         5.55
   Securities repurchase agreements ..............       13,000           178       5.49               --           --           --
   FHLB advance ..................................          500             4       3.20               --           --           --
                                                       --------      --------                    --------     --------
     Total interest-bearing liabilities ..........      155,981      $  1,695       4.35%         134,334     $  1,446         4.31%
                                                                     ========                                 ========
Non interest-bearing liabilities .................        1,665                                       657
                                                       --------                                  --------
     Total liabilities ...........................      157,646                                   134,991
Stockholders' equity .............................       43,157                                    47,128
                                                       --------                                  --------
     Total liabilities and stockholders' equity ..     $200,803                                  $182,119
                                                       ========                                  ========
Net earning assets ...............................     $ 42,144                                  $ 45,890
                                                       ========                                  ========
Net interest income ..............................                   $  1,660                                 $  1,649
                                                                     ========                                 ========
Net interest rate spread .........................                                  2.42%                                      2.56%
                                                                                    ====                                       ====
Net yield on average interest-earning assets(4) ..                                  3.35%                                      3.66%
                                                                                    ====                                       ====
Average interest-earning assets to average
 interest-bearing liabilities ....................         1.27x                                     1.34x
                                                           ====                                      ====


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

     The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $49.8 million at September 30, 1998. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. The Bank had $1.0 million of such borrowings outstanding at September 30, 1998 and none at June 30, 1998.

     In January 1998, the Company began to utilize securities repurchase agreements as a funding source, in order to supplement retail deposit growth. The Company has borrowed a total of $13.0 million and invested the proceeds in securities. The Company may engage in other repurchase agreements, from time to time, as conditions warrant.

     The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of September 1998, the Bank's average daily total liquidity ratio was 31.2%, compared to the minimum OTS requirement of 4.0%.

     The Bank's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits in other financial institutions and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on cash flows from the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $3.4 million, from $4.6 million at June 30, 1998 to $1.2 million at September 30, 1998.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At September 30, 1998, the Bank had commitments to originate loans of $4.5 million. Savings certificates which are scheduled to mature in one year or less at September 30, 1998 totaled $58.6 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

     At September 30, 1998, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At September 30, 1998, the Bank had both tangible and core capital of $42.4 million (21.3% of total adjusted assets); Tier I risk-based capital of $42.4 million (83.2% of total risk-weighted assets); and total risk-based capital of $43.1 million (84.5% of total risk-weighted assets).

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

     The Company has initiated formal communications with all its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's data processing is performed almost entirely by a third party vendor. At this time, the vendor has asserted that it is Year 2000 compliant and the Company, in conjunction with other customers of this vendor, has begun testing the updated system. The Company currently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on its operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

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

     The Company plans to complete the Year 2000 project not later than March 31, 1999. Given the near-term timing of the test plan, the Company has not developed a contingency plan, but will do so if testing results are not satisfactory. Such a contingency plan could entail converting all data processing applications to a third party vendor who is already Year 2000 compliant.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's interest rate risk position since June 30, 1998. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

               3.   Amended and Restated Bylaws

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


                                             PEEKSKILL FINANCIAL CORPORATION
                                             (Registrant)


DATE:  November 13, 1998            BY:      /s/ Eldorus Maynard
                                             ---------------------------
                                             Eldorus Maynard
                                             Chairman of the Board and
                                             Chief Executive Officer


DATE:  November 13, 1998            BY:      /s/ William J. LaCalamito
                                             ---------------------------
                                             William J. LaCalamito
                                             President
                                             (principal financial officer)