Form 10-Q
period 1998-12-31
PEEKSKILL FINANCIAL CORP
filed 1999-02-16
CIK 1001802

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

 [x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1998

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

              Yes     x                                   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Shares Outstanding
             Class:                        at February 5, 1999

Common Stock, $0.01 par value                   2,042,029

                         Peekskill Financial Corporation

                                    Form 10-Q

                  Three and Six Months Ended December 31, 1998

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                              Page

Condensed Consolidated Balance Sheets at December 31, 1998
         and June 30, 1998                                                 3

     Condensed Consolidated Statements of Income for the three and six
         months ended December 31, 1998 and 1997                           4

     Condensed Consolidated Statement of Changes in Stockholders'
         Equity for the six months ended December 31, 1998                 5

     Condensed Consolidated Statements of Cash Flows for the six
         months ended December 31, 1998 and 1997                           6

     Notes to Condensed Consolidated Interim Financial Statements          7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          10
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                16

                           Part II - Other Information

Other Information                                                         17

Signatures                                                                18

Part I.           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                   Peekskill Financial Corporation and Subsidiary
                                        Condensed Consolidated Balance Sheets
                                                     (Unaudited)
                                          (In thousands, except share data)

                                                       December 31, 1998   June 30, 1998
                                                       -----------------   -------------

Assets:
Cash and cash equivalents................................     $ 16,421       $ 4,626
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $120,227 at December 31, 1998 and $136,883
     at June 30, 1998)...................................      118,837       135,446
  Available-for-sale, at fair value (amortized cost of
     $21,500 at December 31, 1998 and $8,500 at
     June 30, 1998)......................................       21,289         8,498
                                                               -------       -------
    Total securities.....................................      140,126       143,944
                                                               -------       -------

Loans, net of allowance for loan losses of $712 at
     December 31, 1998 and $682 at June 30, 1998.........       52,638        47,631
Federal Home Loan Bank stock.............................        1,463         1,463
Accrued interest receivable..............................        1,166         1,050
Real estate owned........................................          ---            94
Deferred income taxes, net...............................          510           362
Other assets.............................................        1,171         1,171
                                                                 -----         -----
  Total assets...........................................     $213,495      $200,341
                                                              ========      ========

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts.....................................     $144,366      $139,858
  Securities repurchase agreements.......................       23,000        13,000
  Mortgage escrow deposits...............................        1,823         1,759
  Other liabilities......................................        1,389         2,518
                                                                 -----         -----
    Total liabilities....................................      170,578       157,135
                                                               -------       -------

Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share; 100,000
  shares authorized; none issued or outstanding).........          ---           ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued)............           41            41
Additional paid-in capital...............................       40,272        40,181
Unallocated common stock held by employee stock
  ownership plan ("ESOP")................................      (2,788)       (2,870)
Unamortized awards of common stock under recognition
  and retention plan ("RRP").............................        (869)         (922)
Treasury stock, at cost (1,257,681 shares at December 31,
  1998 and 1,204,181 shares at June 30, 1998)............     (18,557)      (17,730)
Retained earnings........................................       24,944        24,508
Accumulated other comprehensive income
  (net unrealized loss on available-for-sale
  securities, net of taxes).............................        (126)           (2)
                                                                 ----            --
   Total stockholders' equity............................       42,917        43,206
                                                                ------        ------

   Total liabilities and stockholders' equity............     $213,495      $200,341
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


                                   Peekskill Financial Corporation and Subsidiary
                                    Condensed Consolidated Statements of Income
                                                     (Unaudited)
                                        (In thousands, except per share data)

                                              For the Three Months          For the Six Months
                                               Ended December 31,            Ended December 31,
                                            -------------------------     ----------------------
                                                1998         1997           1998          1997
                                               -----        -----          -----         -----

Interest and dividend income:
 Loans..................................     $ 1,032        $ 929        $ 2,022       $ 1,847
 Securities.............................       2,196        2,043          4,485         4,130
 Interest-bearing deposits and other....         142           87            218           177
                                                 ---           --            ---           ---
  Total interest and dividend income....       3,370        3,059          6,725         6,154
                                               -----        -----          -----         -----

Interest expense:
 Depositor accounts.....................       1,508        1,430          3,021         2,876
 Securities repurchase agreements.......         220          ---            398           ---
 FHLB advances..........................           2          ---              6           ---
                                               -----        -----          -----         -----
  Total interest expense................       1,730        1,430          3,425         2,876
                                               -----        -----          -----         -----

  Net interest income...................       1,640        1,629          3,300         3,278

Provision for loan losses ..............          15           15             30            30
                                               -----        -----          -----         -----

  Net interest income after
provision                                      1,625        1,614          3,270         3,248
                                               -----        -----          -----         -----
   for loan losses......................

Non-interest income.....................          69           55            132           112
                                               -----        -----          -----         -----

Non-interest expense:
  Compensation and benefits.............         451          451            906           901
  Occupancy costs.......................         101          109            213           201
  Professional fees.....................          41           50             79            83
  Computer service fees.................          55           45            107            88
  Federal deposit insurance costs.......          36           36             72            72
  Safekeeping and custodial expenses....          27           25             56            49
  Other.................................         189          136            352           284
                                               -----        -----          -----         -----
    Total non-interest expense..........         900          852          1,785         1,678
                                               -----        -----          -----         -----

Income before income tax expense........         794          817          1,617         1,682

Income tax expense......................         350          356            717           726
                                               -----        -----          -----         -----

  Net income............................        $444         $461           $900          $956
                                                ====         ====           ====          ====

Earnings per share (Note 3):
  Basic.................................       $0.18        $0.17          $0.36         $0.34
  Diluted...............................        0.18         0.16           0.35          0.33

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

                                                      Unallocated Unamortized
                                                        Common    Awards of                          Accumulated
                                            Additional  Stock       Common                              Other         Total
                                  Common    Paid-in      Held       Stock      Treasury   Retained  Comprehensive  Stockholders'
                                   Stock    Capital    By ESOP    Under RRP     Stock     Earnings     Income         Equity
                                  --------  --------- ----------- -----------  ---------  --------- -------------- -------------

 Balance at June 30, 1998........  $  41    $ 40,181   $ (2,870)    $ (922)    $(17,730)   $24,508     $    (2)       $ 43,206

    Net income...................    ---         ---        ---        ---          ---        900         ---             900

    Dividends paid ($0.18 per
    share).......................    ---         ---        ---        ---          ---       (464)        ---            (464)
    Amortization of RRP awards...    ---         ---        ---         97          ---        ---         ---              97

    RRP award (2,500 treasury
    shares)......................    ---          14        ---        (44)          30        ---         ---             ---
    Tax benefit from vesting of
       RRP awards................    ---          36        ---        ---          ---        ---         ---              36

    Purchase of 56,000 treasury
       shares....................    ---         ---        ---        ---         (857)       ---         ---            (857)

    ESOP shares committed to be
       released (8,200 shares)...    ---          41         82        ---          ---        ---         ---             123

    Change in net unrealized loss
         on available-for-sale
         securities, net of taxes    ---         ---        ---        ---          ---        ---        (124)           (124)

                                   -----     -------     ------    -------       ------      -----       -----           -----

 Balance at December 31, 1998....  $  41    $ 40,272   $ (2,788)    $ (869)    $(18,557)   $24,944     $  (126)       $ 42,917
                                   =====    ========   ========    =======     ========    =======     =======        ========


See accompanying notes to unaudited condensed consolidated interim financial statements.


                                   Peekskill Financial Corporation and Subsidiary
                                   Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                   (In thousands)

                                                                      For the Six Months Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                        1998             1997
                                                                      -------           ------

Cash flows from operating activities:
  Net income.................................................           $900             $956
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses................................             30               30
    Depreciation and amortization expense....................             50               48
    ESOP and RRP expense.....................................            220              241
    Net amortization and accretion of deferred fees,
        discounts and premiums...............................            (4)              (71)
    Net (increase) decrease in accrued interest receivable...          (116)               60
    Net (increase) decrease in other assets..................            (8)               26
    Deferred tax benefit.....................................           (66)              ---
    Net increase in other liabilities........................            222              212
                                                                         ---              ---
      Net cash provided by operating activities..............          1,228            1,502
                                                                       -----            -----

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity.........................................        (20,358)         (15,587)
    Available-for-sale.......................................        (17,500)          (4,600)
  Proceeds from principal payments, maturities
  and calls of securities:
    Held-to-maturity.........................................         37,008           19,203
    Available-for-sale.......................................          4,500            1,500
  Originations of loans, net of principal collections........         (5,037)          (2,509)
  Proceeds from sale of real estate owned....................             94              220
  Purchases of office properties and equipment...............            (41)            (776)
                                                                      ------            -----
     Net cash used in investing activities...................         (1,334)          (2,549)
                                                                      ------            ------

Cash flows from financing activities:
  Net increase in depositor accounts.........................          4,508            2,426
  Net increase (decrease) in mortgage escrow deposits........             64               (6)
  Proceeds from securities repurchase agreements.............         10,000              ---
  Treasury stock purchases...................................         (2,207)          (1,164)

  Dividends paid.............................................           (464)            (520)
                                                                       -----            -----
     Net cash provided by financing activities...............         11,901              736
                                                                      ------              ---

Net increase (decrease) in cash and cash equivalents.........         11,795             (311)
Cash and cash equivalents at beginning of period.............          4,626            4,158
                                                                       -----            -----
Cash and cash equivalents at end of period...................        $16,421           $3,847
                                                                     =======           ======

Supplemental information:
  Interest paid..............................................        $ 3,385          $ 2,871
  Income taxes paid..........................................            702              647
  Decrease in liability for treasury stock purchased, not
     yet settled.............................................         (1,350)             ---
  Increase in liability for securities purchased, not yet
settled......................................................            ---              499


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

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1998 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire year ending June 30, 1999.


NOTE 2.  Stockholders' Equity

         From July 1, 1998 through December 31, 1998, the Holding Company purchased 56,000 shares for treasury at a cost of $857,000, or $15.30 per share. From the date of Conversion through December 31, 1998, the Holding Company purchased an aggregate of 1,257,681 shares for treasury. The Holding Company purchased these shares, in open market transactions, at a total cost of $18.6 million or $14.75 per share.

         On December 23, 1998, the Company commenced a Modified Dutch Auction Tender Offer for the repurchase of up to 800,000 shares of its common stock (representing 28% of its outstanding shares) at a price not less than $14.75 per share and not more than $16.75 per share. The repurchase of shares was designed to enhance the long term value of the Company's shares without reducing its capital base below the level needed to support its business operations.

         On January 5, 1999, the Company received an unsolicited conditional expression of interest in acquiring the Company for a cash purchase price of $17.25 per share, from BRT Realty Trust ("BRT"). After review of the unsolicited conditional expression of interest, the Board of Directors determined not to pursue the unsolicited conditional expression of interest and reaffirmed its position that the Company is not for sale.

         In response to the Board of Directors' decision not to pursue the unsolicited conditional expression of interest from BRT, a lawsuit, purporting to be on behalf of shareholders, was filed in the Chancery Court of the State of Delaware. The case, Michael Demetriou v. Eldorus Maynard, William LaCalamito, Dominick Bertoline, Edward Dwyer, Robert Flower, John McGurty and Peekskill Financial Corporation, filed on January 8, 1999, alleged among other things that the directors violated their fiduciary obligations in connection with the rejection of the unsolicited conditional expression of interest in acquiring the Company. The Board of Directors has reviewed the complaint with counsel and believes that it has no merit and intends to contest it vigorously.

         On January 13, 1999, the Company received a letter from BRT indicating, among other things, that it was amenable to raising the price in its unsolicited conditional expression of interest. In addition, on January 19, 1999, the Company received a letter from Gould Investors, L.P., which is believed to be an affiliate of BRT, demanding that the Company (1) halt the Modified Dutch Auction Tender Offer, (2) hire a financial adviser to analyze the fair value of the Company, (3) solicit offers for the sale of the Company and, (4) if offers are at or near price indicated by the financial advisers, sell the Company. The Board considered these letters at length and, after review, continued to believe that it was in the best interest of the shareholders for the Company to remain independent and execute its business plan.

         On February 2, 1999, the Company completed the Modified Dutch Tender Offer through the purchase of 800,040 shares at a price of $16.75 per share.

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

         The table below summarizes the number of shares utilized in the Company's EPS calculations for the three and six month periods ended December 31, 1998 and 1997. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each period presented.

                                                   For the Three Months            For the Six Months
                                                    Ended December 31,             Ended December 31,
                                                  --------------------------    --------------------------
                                                      1998           1997            1998           1997
                                                  ------------  ------------    --------------  ----------
                                                                      (In thousands)

Weighted average common shares outstanding
   for computation of basic EPS (1)                   2,482          2,763           2,499          2,777

Common-equivalent shares due to the dilutive
   effect of stock options and RRP awards (2)            44            112              67            103
                                                      -----          -----           -----          -----

Weighted average common shares for
   computation of diluted EPS                         2,526          2,875           2,566          2,880
                                                      =====          =====           =====          =====


(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.

(2) Computed using the treasury stock method.

Note 4.  Comprehensive Income

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available-for-sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period.

         The Company's comprehensive income for the three- and six-month periods ended December 31, 1998 and 1997 is summarized as follows:


                                                   For the Three Months            For the Six Months
                                                    Ended December 31,             Ended December 31,
                                                  --------------------------    --------------------------
                                                      1998           1997            1998           1997
                                                  ------------  ------------    --------------  ----------
                                                                      (In thousands)

Net income                                            $ 444          $ 461           $ 900          $ 956

Net change in the after-tax unrealized gain or
  loss on available-for-sale securities               (189)              4           (124)              9
                                                     -----           -----          -----           -----

Weighted average common shares for
   Computation of diluted EPS                      $    255        $   465        $    776        $   965
                                                     ======          =====          ======          =====


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

         Total assets at December 31, 1998 were $213.5 million compared to $200.3 million at June 30, 1998, an increase of $13.2 million. This increase was due primarily to an $11.8 million increase in cash and cash equivalents and a $5.0 million increase in net loans, partially offset by a $3.8 million decrease in total securities. The funding of the asset growth was accomplished by a $10.0 million increase in securities repurchase agreements and a $4.5 million increase in depositor accounts. Management intends to continue its current strategy of increasing the loan portfolio (primarily through the origination of residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

         Total non-performing assets decreased $147,000, or 9.3%, from $1.6 million at June 30, 1998 to $1.4 million at December 31, 1998. At December 31, 1998, the Company held an $856,000 participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation (the "TASCO Loans"). These loans were placed on non-accrual status during the quarter ended September 30, 1996. As a servicer of these loans, the FDIC is disputing its obligation to remit certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. The FDIC suspended payments beginning in 1996, but resumed making certain principal and interest payments in the quarter ended June 30, 1997, and has continued to make current payments. As a result, interest payments of $23,000 received in the six-month period ended December 31, 1998 were recognized as income on a cash basis. However, the dispute over the suspended payments has not been resolved, and the TASCO Loans of $856,000 at December 31, 1998 and $876,000 at June 30, 1998 are included in the Company's total non-performing loans.

         The Bank had two loans, with principal balances totaling $245,000, on non-accrual status at December 31, 1998 and June 30, 1998. One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $337,000 at December 31, 1998 compared to $370,000 at June 30, 1998. The Bank had no real estate owned at December 31, 1998 and one property classified as real estate owned with a carrying value of $94,000 at June 30, 1998. The allowance for loan losses was $712,000 or 49.5% of non-performing loans at December 31, 1998, compared to $682,000 or 45.7% of non-performing loans at June 30, 1998. There were no loan charge-offs or recoveries in the six months ended December 31, 1998.

         Stockholders' equity decreased $289,000 from $43.2 million at June 30, 1998 to $42.9 million at December 31, 1998. The decrease primarily reflects treasury stock purchases of $857,000 and dividends paid of $464,000, partially offset by net income of $900,000. Book value per share increased from $14.92 at June 30,1998 to $15.10 at December 31, 1998.


Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997

         Net income decreased $17,000 to $444,000, or $0.18 per share, for the quarter ended December 31, 1998, compared to net income of $461,000, or $0.17 per share, for the same period last year. Diluted earnings per share amounts were $0.18 and $0.16 for the quarters ended December 31, 1998 and 1997, respectively. The decrease is primarily attributable to a $300,000 increase in interest expense and a $48,000 increase in non-interest expense, partially offset by a $311,000 increase in interest and dividend income.

         Net interest income increased $11,000 in the current quarter compared to the quarter ended December 31, 1997. Interest and dividend income increased $311,000 to $3.4 million for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. The increase was caused primarily by a $23.8 million increase in average interest-earning assets, partially offset by a 41 basis point decrease in the average yield on interest-earning assets. Interest expense increased $300,000 to $1.7 million for the quarter ended December 31, 1998 compared to the same quarter last year. This increase was due primarily to a $27.8 million increase in average interest-bearing liabilities.

         The provision for loan losses was $15,000 for the quarters ended December 31, 1998 and 1997. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $48,000 for the quarter ended December 31, 1998 compared to the prior year quarter. The increase was caused primarily by a $10,000 increase in computer service fees and a $53,000 increase in other operating expenses, partially offset by a $9,000 decrease in professional fees and an $8,000 decrease in occupancy costs.

         Income tax expense for the quarter ended December 31, 1998 decreased $6,000 compared to the same period last year, primarily due to a decrease in pre-tax income. The effective tax rates were 44.1% and 43.6% for the quarters ended December 31, 1998 and 1997, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 1998 and 1997

         Net income decreased $56,000 to $900,000, or $0.36 per share, for the six months ended December 31, 1998, compared to net income of $956,000, or $0.34 per share, for the same period last year. Diluted earnings per share amounts were $0.35 and $0.33 for the six months ended December 31, 1998 and 1997, respectively. The decrease is primarily attributable to a $549,000 increase in interest expense and a $107,000 increase in non-interest expense, partially offset by a $571,000 increase in interest and dividend income.

         Net interest income increased $22,000 in the current six-month period compared to the six months ended December 31, 1997. Interest and dividend income increased $571,000 to $6.7 million for the six months ended December 31, 1998 compared to the same period last year. The increase was caused primarily by a $21.3 million increase in average interest-earning assets, partially offset by a 36 basis point decrease in the average yield on interest-earning assets. Interest expense increased $549,000 to $3.4 million for the six months ended December 31, 1998 compared to the same period last year. This increase was due primarily to a $25.2 million increase in average interest-bearing liabilities.

         The provision for loan losses was $30,000 for the six-month periods ended December 31, 1998 and 1997. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $107,000 for the six months ended December 31, 1998 compared to the prior year period. The increase was caused primarily by increases of $19,000 in computer service fees, $68,000 in other operating expenses and $12,000 in occupancy costs.

         Income tax expense for the six months ended December 31, 1998 decreased $9,000 compared to the same period last year, primarily due to a decrease in pre-tax income. The effective tax rates were 44.3% and 43.2% for the six months ended December 31, 1998 and 1997, respectively.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                         Six Months
                                                                                           Ended
                                                     -----------------------------------------------------------------------------
                                                                   December 31,                          December 31,
                                                     ----------------------------------------  -----------------------------------
                                                                      1998                                   1997
                                                     ----------------------------------------  -----------------------------------
                                                        Average                   Average      Average                 Average
                                                       Balance (1)  Interest     Yield/Rate   Balance(1)   Interest  Yield/Rate
                                                     -------------  ----------  ------------  ----------  ---------- -------------
                                                                             (Dollars in thousands)

Interest-earning assets:
   Loans (2)....................................       $ 50,810      $ 2,023           7.96%    $ 46,196    $ 1,847        8.00%
   Mortgage-backed securities(3)................        123,219        3,913           6.35      116,277      3,740        6.43
   Other debt securities(3).....................         18,551          571           6.16       12,059        390        6.47
   Other interest-earning assets................          8,794          218           4.96        5,581        177        6.32
                                                       --------      --------                   --------    -------
     Total interest-earning assets..............        201,374      $ 6,725           6.68%     180,113    $ 6,154        6.83%
                                                                     =======                                =======
Non interest-earning assets.....................          2,688                                    2,230
                                                       --------                                 --------
     Total assets...............................       $204,062                                 $182,343
                                                       ========                                 ========

Interest-bearing liabilities:
   Regular savings and club accounts............        $50,383        $ 699           2.77%     $53,441      $ 809        3.03%
   Money market and NOW accounts................         14,705          194           2.64       11,449        163        2.84
   Savings certificates and other...............         78,205        2,128           5.44       69,380      1,904        5.48
   Securities repurchase agreements.............         15,768          398           5.05          ---        ---         ---
   FHLB advance.................................            375            6           3.20          ---        ---         ---
                                                       --------      --------                   --------    -------

     Total interest-bearing liabilities.........        159,436      $ 3,425           4.30%     134,270    $ 2,876        4.28%
                                                                     =======                                =======
Non interest-bearing liabilities................          1,577                                    1,051
                                                       --------                                 --------
     Total liabilities..........................        161,013                                  135,321
Stockholders' equity............................         43,049                                   47,022
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $204,062                                 $182,343
                                                       ========                                 ========
Net earning assets..............................        $41,938                                  $45,843
                                                        =======                                  =======
Net interest income.............................                     $ 3,300                                $ 3,278
                                                                     =======                                =======
Net interest rate spread........................                                       2.38%                               2.55%
                                                                                       ====                                ====
Net yield on average interest-earning assets(4).                                       3.28%                               3.64%
                                                                                       ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................          1.26x                                    1.34x
                                                          ====                                     ====



                                                                                        Three Months
                                                                                           Ended
                                                     -----------------------------------------------------------------------------
                                                                   December 31,                          December 31,
                                                     ----------------------------------------  -----------------------------------
                                                                      1998                                   1997
                                                     ----------------------------------------  -----------------------------------
                                                        Average                   Average      Average                 Average
                                                       Balance (1)  Interest     Yield/Rate   Balance(1)   Interest  Yield/Rate
                                                     -------------  ----------  ------------  ----------  ---------- -------------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 52,044      $ 1,032           7.93%    $ 46,549      $ 929        7.98%
   Mortgage-backed securities(3)................        119,061        1,879           6.31      116,139      1,858        6.40
   Other debt securities(3).....................         20,605          317           6.15       11,752        185        6.29
   Other interest-earning assets................         11,849          142           4.79        5,289         87        6.55
                                                       --------      -------                     -------    -------
     Total interest-earning assets..............        203,559      $ 3,370           6.62%     179,729    $ 3,059        6.81%
                                                                     =======                                =======
Non interest-earning assets.....................         2,704                                     2,532
                                                       --------                                 --------
     Total assets...............................       $206,263                                 $182,261
                                                       ========                                 ========

Interest-bearing liabilities:
   Regular savings and club accounts............        $49,691        $ 345           2.78%     $52,808      $ 397        3.01%
   Money market and NOW accounts................         15,192          100           2.63       11,647         83        2.84
   Savings certificates and other...............         78,792        1,062           5.39       69,708        950        5.45
   Securities repurchase agreements.............         18,000          220           4.89          ---        ---         ---
   FHLB advance.................................            250            2           3.20          ---        ---         ---
                                                       --------      -------                     -------    -------

     Total interest-bearing liabilities.........        161,925      $ 1,730           4.27%     134,163    $ 1,430        4.26%
                                                                     =======                                =======
Non interest-bearing liabilities................          1,426                                    1,113
                                                       --------                                 --------
     Total liabilities..........................        163,351                                  135,276
Stockholders' equity............................         42,912                                   46,985
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $206,263                                 $182,261
                                                       ========                                 ========
Net earning assets..............................        $41,634                                  $45,566
                                                       ========                                  =======
Net interest income.............................                     $ 1,640                                $ 1,629
                                                                     =======                                =======
Net interest rate spread........................                                       2.35%                               2.55%
                                                                                       ====                                ====
Net yield on average interest-earning assets(4).                                       3.22%                               3.63%
                                                                                       ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................          1.26x                                    1.34x
                                                          ====                                     ====

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

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $52.9 million at December 31, 1998. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. The Bank had no such borrowings outstanding at December 31, 1998 and June 30, 1998.

         In January 1998, the Company began to utilize securities repurchase agreements as a funding source, in order to supplement retail deposit growth. At December 31, 1998, the Company had borrowed a total of $23.0 million and invested the proceeds in securities and overnight deposits. The Company may engage in other repurchase agreements, from time to time, as conditions warrant.

         The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of December 1998, the Bank's average daily total liquidity ratio was 30.0%, compared to the minimum OTS requirement of 4.0%.

         The Bank's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits in other financial institutions and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on cash flows from the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents increased $11.8 million, from $4.6 million at June 30, 1998 to $16.4 million at December 31, 1998, in anticipation of the completion of the Company's Modified Dutch Auction Tender Offer, which was funded on February 2, 1999.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At December 31, 1998, the Bank had commitments to originate loans of $4.9 million. Savings certificates which are scheduled to mature in one year or less at December 31, 1998 totaled $60.9 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At December 31, 1998, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 1998, the Bank had both tangible and core capital of $41.4 million (19.5% of total adjusted assets); Tier I risk-based capital of $41.4 million (73.3% of total risk-weighted assets); and total risk-based capital of $42.1 million (74.6% of total risk-weighted assets).

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

         The Company has initiated formal communications with all its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's data processing is performed almost entirely by a third party vendor. At this time, the vendor has asserted that it is Year 2000 compliant and the Company, in conjunction with other customers of this vendor, has begun testing the updated system. The testing of the Company's data processing vendor is anticipated to be completed by early April 1999. The Company currently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on its operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

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

         The Company plans to complete the Year 2000 project not later than June 30, 1999. Given the near-term timing of the test plan, the Company has not developed a contingency plan, but will do so if testing results are not satisfactory. Such a contingency plan could entail converting all data processing applications to a third party vendor who is already Year 2000 compliant.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's interest rate risk position since June 30, 1998. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                  The Company is the defendant in a lawsuit resulting from the rejection of an unsolicited conditional expression of interest. For more information, see Note 2 to the unaudited financial statements in
         Part 1. From time to time, the Company is involved as plaintiff or defendant in other legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial condition or results of operations.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.       The annual meeting of stockholders was held on October 21, 1998

b. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

         Election of the following persons to serve a three year term as directors of the Company:

                                          FOR                    WITHHELD
   Eldorus Maynard                     2,639,206                  75,612
   Robert E. Flower                    2,639,203                  75,615

   Broker Non-Vote                       None

         Approval of the adoption of the Amended and Restated Peekskill Financial Corporation 1996 Stock Option and Incentive Plan:

                  For                                 2,443,502
                  Against                               114,305
                  Abstain                                15,165
                  Broker Non-Vote                       141,846

         Approval of the adoption of the Amended and Restated Peekskill Financial Corporation 1996 Recognition and Retention Plan:

                  For                                 2,428,822
                  Against                               131,835
                  Abstain                                12,315
                  Broker Non-Vote                       141,846

         Ratification of the appointment of KPMG Peat Marwick LLP as auditors for the Company for the fiscal year ending June 30, 1999:

                  For                                 2,683,800
                  Against                                27,475
                  Abstain                                 3,543

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


                                            PEEKSKILL FINANCIAL CORPORATION
                                            (Registrant)


DATE:  February 15, 1999                    BY:    /s/ Eldorus Maynard
                                                   -------------------
                                                   Eldorus Maynard
                                                   Chairman of the Board and
                                                   Chief Executive Officer


DATE:  February 15, 1999                    BY:    /s/ William J. LaCalamito
                                                   -------------------------
                                                   William J. LaCalamito
                                                   President
                                                   (principal financial officer)