Form 10-Q
period 1999-03-31
PEEKSKILL FINANCIAL CORP
filed 1999-05-13
CIK 1001802

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

          [x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1999

                                       OR

          [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-27178

                         Peekskill Financial Corporation
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

             Delaware                                  13-3858258
--------------------------------------------------------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

                   1019 Park Street, Peekskill, New York 10566
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 737-2777
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [  x   ]               No   [       ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
             Class:                                         at May 7, 1999
------------------------------------------           ---------------------------
Common Stock, $0.01 par value                                  1,962,528

                         Peekskill Financial Corporation

                                    Form 10-Q

                   Three and Nine Months Ended March 31, 1999

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                  Page

     Condensed Consolidated Balance Sheets at March 31, 1999
         and June 30, 1998                                                    3

     Condensed Consolidated Statements of Income for the three and nine
         months ended March 31, 1999 and 1998                                 4

     Condensed Consolidated Statement of Changes in Stockholders'
         Equity for the nine months ended March 31, 1999                      5

     Condensed Consolidated Statements of Cash Flows for the nine
         months ended March 31, 1999 and 1998                                 6

     Notes to Condensed Consolidated Interim Financial Statements             7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                             11
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                   18

                           Part II - Other Information

Other Information                                                            19

Signatures                                                                   21

Part I.           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)


                                                           March 31,   June 30,
                                                             1999        1998
                                                           --------    --------
Assets:
Cash and cash equivalents................................   $ 3,794     $ 4,626
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $122,378 at March 31, 1999 and $136,883
     at June 30, 1998)...................................   121,312     135,446
  Available-for-sale, at fair value (amortized cost of
     $16,500 at March 31, 1999 and $8,500 at
     June 30, 1998)......................................    16,150       8,498
                                                           --------    --------
    Total securities.....................................   137,462     143,944
                                                           --------    --------

Loans, net of allowance for loan losses of $727 at
     March 31, 1999 and $682 at June 30, 1998............    55,549      47,631
Federal Home Loan Bank stock.............................     1,463       1,463
Accrued interest receivable..............................     1,072       1,050
Real estate owned........................................       ---          94
Deferred income taxes, net...............................       600         362
Other assets.............................................     1,252       1,171
                                                           --------    --------
  Total assets...........................................  $201,192    $200,341
                                                           ========    ========

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts.....................................  $145,215    $139,858
  Securities repurchase agreements.......................    23,000      13,000
  Mortgage escrow deposits...............................     1,854       1,759
  Other liabilities......................................     2,646       2,518
                                                           --------    --------
    Total liabilities....................................   172,715     157,135
                                                           --------    --------

Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share; 100,000
  shares authorized; none issued or outstanding).........       ---         ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued)............        41          41
Additional paid-in capital...............................    40,290      40,181
Unallocated common stock held by employee stock
  ownership plan ("ESOP")................................    (2,747)     (2,870)
Unamortized awards of common stock under recognition
  and retention plan ("RRP").............................      (820)       (922)
Treasury stock, at cost (2,137,222 shares at March 31,
  1999 and 1,204,181 shares at June 30, 1998)............   (33,183)    (17,730)
Retained earnings........................................    25,106      24,508
Accumulated other comprehensive income (net unrealized
  loss on available-for-sale securities, net of taxes)...      (210)         (2)
                                                           --------    --------
   Total stockholders' equity............................    28,477      43,206
                                                           --------    --------

   Total liabilities and stockholders' equity............  $201,192    $200,341
                                                           ========    ========

         See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                      For the Three Months                   For the Nine Months
                                                        Ended March 31,                         Ended March 31,
                                               --------------------------------        --------------------------------
                                                    1999              1998                1999               1998
                                               ---------------    -------------        -------------      -------------
Interest and dividend income:
 Loans..................................          $   1,032            $  938           $  3,054            $ 2,785
 Securities.............................              2,163             2,188              6,648              6,318
 Interest-bearing deposits and other....                131                94                349                271
                                                  ---------            ------           --------            -------
  Total interest and dividend income....              3,326             3,220            10,051               9,374
                                                  ---------            ------           --------            -------

Interest expense:
 Depositor accounts.....................              1,468             1,438              4,489              4,314
 Securities repurchase agreements.......                292               102                690                102
 FHLB advances..........................                ---               ---                  6                ---
                                                  ---------            ------           --------            -------
  Total interest expense................              1,760             1,540              5,185              4,416
                                                  ---------            ------           --------            -------

  Net interest income...................              1,566             1,680              4,866              4,958

Provision for loan losses ..............                 15                15                 45                 45
                                                  ---------            ------           --------            -------

  Net interest income after
      provision  for loan losses........              1,551             1,665              4,821              4,913
                                                  ---------            ------           --------            -------

Non-interest income.....................                 61                54                193                166
                                                  ---------            ------           --------            -------

Non-interest expense:
  Compensation and benefits.............                445               527              1,351              1,428
  Occupancy costs.......................                122               115                335                316
  Professional fees.....................                 77                39                156                122
  Computer service fees.................                 58                46                165                134
  Federal deposit insurance costs.......                 37                36                109                108
  Safekeeping and custodial expenses....                 23                19                 79                 68
  Other.................................                154               154                506                438
                                                  ---------            ------           --------            -------
    Total non-interest expense..........                916               936              2,701              2,614
                                                  ---------            ------           --------            -------

Income before income tax expense........                696               783              2,313              2,465
Income tax expense......................                301               346              1,018              1,072
                                                  ---------            ------           --------            -------

  Net income............................          $     395            $  437           $  1,295            $ 1,393
                                                  =========            ======           ========            =======

Earnings per share (Note 3):
  Basic.................................              $0.20             $0.16              $0.56              $0.51
  Diluted...............................               0.19              0.16               0.54               0.49
                                                      =====             =====              =====              =====



See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)


                                                      Unallocated Unamortized
                                                        Common    Awards of                          Accumulated
                                            Additional  Stock       Common                              Other         Total
                                  Common    Paid-in      Held       Stock      Treasury   Retained  Comprehensive  Stockholders'
                                   Stock    Capital    By ESOP    Under RRP     Stock     Earnings     Income         Equity
                                  --------  --------- ----------- -----------  ---------  --------- -------------- -------------
 Balance at June 30, 1998........ $   41    $40,181    $(2,870)    $(922)      $(17,730)   $24,508    $    (2)       $43,206

    Net income...................    ---        ---        ---       ---            ---      1,295        ---          1,295

    Dividends paid ($0.27 per
        share)...................    ---        ---        ---       ---            ---       (622)       ---           (622)
    Amortization of RRP awards...    ---        ---        ---       146            ---        ---        ---            146

    RRP award (2,500 treasury
        shares)..................    ---         14        ---       (44)            30        ---        ---            ---
    Exercise of stock options
        (20,499 treasury shares).    ---        ---        ---       ---            318        (75)       ---            243
    Tax benefit from vesting of
        RRP awards...............    ---         36        ---       ---            ---        ---        ---             36

    Purchase of 956,040 treasury
        shares...................    ---        ---        ---       ---        (15,801)       ---        ---        (15,801)

    ESOP shares committed to be
        released (12,300 shares).    ---         59        123       ---            ---        ---        ---            182

    Change in net unrealized loss
        on available-for-sale
        securities, net of taxes.    ---        ---        ---       ---            ---        ---       (208)          (208)
                                  ------    -------    -------     -----       --------   --------    -------       --------

 Balance at March 31, 1999....... $   41    $40,290    $(2,747)    $(820)      $(33,183)   $25,106    $  (210)       $28,477
                                  ======    =======    =======     =====       ========   ========    ========      ========



See accompanying notes to unaudited condensed consolidated interim financial statements.

                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 For the Nine Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                      1999        1998
                                                                   ----------  ----------
Cash flows from operating activities:
  Net income.................................................     $   1,295   $   1,393
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses................................            45          45
    Depreciation and amortization expense....................            76          72
    ESOP and RRP expense.....................................           328         424
    Net amortization and accretion of deferred fees, discounts
       and premiums..........................................           (12)        (52)
    Net (increase) decrease in accrued interest receivable...           (22)        110
    Net (increase) decrease in other assets..................           (55)         41
    Deferred tax benefit.....................................           (91)        (39)
    Net increase in other liabilities........................           524         583
                                                                        ---         ---
      Net cash provided by operating activities..............         2,088       2,577
                                                                   --------    --------

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity.........................................       (36,866)    (35,483)
    Available-for-sale.......................................       (17,500)    (11,600)
  Proceeds from principal payments, maturities
     and calls of securities:
    Held-to-maturity.........................................        51,042      29,826
    Available-for-sale.......................................         9,500       4,600
  Originations of loans, net of principal collections........        (7,964)     (1,862)
  Proceeds from sales of real estate owned...................            94         220
  Purchases of office properties and equipment...............          (102)       (811)
                                                                       ----        ----
     Net cash used in investing activities...................        (1,796)    (15,110)
                                                                   --------    --------

Cash flows from financing activities:
  Net increase in depositor accounts.........................         5,357       5,120
  Net increase in mortgage escrow deposits...................            95          50
  Proceeds from issuance of common stock.....................           243         ---
  Proceeds from securities repurchase agreements.............        10,000      10,000
  Treasury stock purchases...................................       (16,197)     (3,044)
  Dividends paid.............................................          (622)       (771)
                                                                   --------    --------
     Net cash (used in) provided by financing activities.....        (1,124)     11,355
                                                                   --------    --------

Net decrease in cash and cash equivalents....................          (832)     (1,178)
Cash and cash equivalents at beginning of period.............         4,626       4,158
                                                                   --------    --------
Cash and cash equivalents at end of period...................       $ 3,794      $2,980
                                                                   ========    ========

Supplemental information:
  Interest paid..............................................       $ 5,165     $ 4,310
  Income taxes paid..........................................           749         740
  Net decrease in liability for treasury stock purchased, not
     yet settled.............................................          (396)        ---
  Increase in liability for securities purchased, not yet               ---         499
     settled.................................................
  Loans transferred to real estate owned.....................           ---         153
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

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1998 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire year ending June 30, 1999.


Note 2.  Stockholders' Equity

         From July 1, 1998 through March 31, 1999, the Holding Company purchased 956,040 shares for treasury at a cost of $15.8 million, or $16.53 per share. From the date of the Conversion through March 31, 1999, the Holding Company purchased an aggregate of 2,157,721 shares for treasury. The Holding Company purchased these shares, in open market transactions, at a total cost of $33.5 million or $15.53 per share. Included in the 956,040 shares purchased during the nine months ended March 31, 1999 was 800,040 shares purchased in a Modified Dutch Auction Tender Offer, which was completed on February 2, 1999 at an average price of $16.75.

         On April 27, 1999, the Holding Company announced its intention to purchase 100,000 shares of its common stock in the open market from time to time dependent upon market conditions.

         For income tax purposes, certain capital distributions made by a thrift institution, such as the Bank, may be deemed to have been made from the thrift's bad debt reserves. An amount equal to approximately one and one-half times the amount of such a distribution would be included in the thrift's taxable income, attributable to the "recapture" of a portion of its tax bad debt reserves. Distributions resulting in taxable income include distributions in excess of the thrift's current and accumulated earnings and profits, as calculated for Federal income tax purposes; distributions in redemption of the thrift's stock; and distributions in partial or complete liquidation of the thrift. However, dividends paid from the thrift's current or accumulated earnings and profits do not result in taxable income from bad debt reserve recapture.

         All dividends paid to date by the Bank to the Holding Company have been paid from the Bank's current and accumulated earnings and profits. The Holding Company has relied on dividends from the Bank as the principal source of funding for its more recent stock repurchases. Since the Bank intends to limit future dividend payments to amounts that will not result in the recapture of tax bad debt reserves, the amount of additional funds which may be available to the Holding Company for future stock repurchases will generally be limited to the amount of the Bank's current and accumulated earnings and profits. At December 31, 1998, the Bank had approximately $17.1 million in current and accumulated earnings and profits from which it could pay dividends without causing the recapture of any portion of its bad debt reserves. Subsequent to December 31, 1998, the Bank has paid dividends to the Holding Company of $14.5 million.

Note 3.  Acquisition Offer and Related Matters

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

         In response to the Board of Directors' decision not to pursue the unsolicited conditional expression of interest from BRT, a lawsuit, purporting to be on behalf of stockholders, was filed in the Chancery Court of the State of Delaware. The case, Michael Demetriou v. Eldorus Maynard, William LaCalamito, Dominick Bertoline, Edward Dwyer, Robert Flower, John McGurty and Peekskill Financial Corporation, filed on January 8, 1999, alleged among other things that the directors violated their fiduciary obligations in connection with the rejection of the unsolicited conditional expression of interest in acquiring the Company. On April 27, 1999, the lawsuit was dismissed by stipulation of the parties with no payment to the plaintiff of damages or his legal fees in connection with the dismissal.

         On January 13, 1999, the Company received a letter from BRT indicating, among other things, that it was amenable to raising the price in its unsolicited conditional expression of interest. In addition, on January 19, 1999, the Company received a letter from Gould Investors, L.P., which is believed to be an affiliate of BRT, demanding that the Company (1) halt the Modified Dutch Auction Tender Offer, (2) hire a financial adviser to analyze the fair value of the Company, (3) solicit offers for the sale of the Company and, (4) if offers are at or near a price indicated by the financial advisers, sell the Company. The Board considered these letters at length and, after review, continued to believe that it was in the best interest of the stockholders for the Company to remain independent and execute its business plan.

Note 4.  Earnings Per Share

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

         The table below summarizes the number of shares utilized in the Company's EPS calculations for the three- and nine-month periods ended March 31, 1999 and 1998. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each period presented.


                                                 For the Three Months      For the Nine Months
                                                    Ended March 31,           Ended March 31,
                                              -------------------------   ------------------------
                                                  1999          1998         1999          1998
                                              ------------  -----------   -----------  -----------
                                                                 (In thousands)
Weighted average common shares outstanding
   for computation of basic EPS (1)              1,981         2,667        2,329          2,745

Common-equivalent shares due to the dilutive
   effect of stock options and RRP awards (2)       53           103           59            110
                                                ------         -----        -----          -----

Weighted average common shares for
   computation of diluted EPS                    2,034         2,770        2,388          2,855
                                                ======        ======       ======         ======

(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.
(2)  Computed using the treasury stock method.

Note 5.  Comprehensive Income

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

         The Company's comprehensive income for the three- and nine-month periods ended March 31, 1999 and 1998 is summarized as follows:

                                    For the Three Months   For the Nine Months
                                       Ended March 31,        Ended March 31,
                                    ------------------  ----------------------
                                       1999     1998       1999        1998
                                    --------   -------  ----------   ---------
                                                    (In thousands)

Net income                           $ 395      $ 437     $ 1,295     $ 1,393

Net change in the after-tax
  unrealized gain or loss on
  available-for-sale securities        (84)       (14)       (208)         (5)
                                     -----      -----     -------     -------

Comprehensive income                 $ 311      $ 423     $ 1,087     $ 1,388
                                     =====      =====     =======     =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Comparison of Financial Condition at March 31, 1999 and June 30, 1998

         Total assets at March 31, 1999 were $201.2 million compared to $200.3 million at June 30, 1998, an increase of $851,000. This increase was due primarily to a $7.9 million increase in net loans, substantially offset by a $6.5 million decrease in total securities and an $832,000 decrease in cash and cash equivalents. Changes in the Company's funding sources during the current nine-month period included a $10.0 million increase in borrowings under securities repurchase agreements and a $5.4 million increase in depositor accounts, partially offset by a $14.7 million decrease in stockholders' equity. Management intends to continue its current strategy of increasing the loan portfolio (primarily through the origination of residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

         Total non-performing assets decreased $38,000, or 2.4%, from $1.6 million at June 30, 1998 to $1.5 million at March 31, 1999. At March 31, 1999, the Company held an $841,000 participation interest in certain residential mortgage loans purchased from Thrift Association Service Corporation (the "TASCO Loans"). These loans were placed on non-accrual status during the quarter ended September 30, 1996. As a servicer of these loans, the FDIC is disputing its obligation to remit certain principal and interest payments on the loans whether or not such amounts are collected from the borrowers. The FDIC suspended payments beginning in 1996, but resumed making certain principal and interest payments in the quarter ended June 30, 1997 and has continued to make current payments. As a result, interest payments of $34,000 received in the nine-month period ended March 31, 1999 were recognized as income on a cash basis. However, the dispute over the suspended payments has not been resolved, and the TASCO Loans of $841,000 at March 31, 1999 and $876,000 at June 30, 1998 are included in the Company's total non-performing loans.

         The Bank had three loans, with principal balances totaling $382,000, on non-accrual status at March 31, 1999 and two loans, with principal balances totaling $245,000 on non-accrual status at June 30, 1998. One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $324,000 at March 31, 1999 compared to $370,000 at June 30, 1998. The Bank had no real estate owned at March 31, 1999 and one property classified as real estate owned with a carrying value of $94,000 at June 30, 1998. The allowance for loan losses was $727,000 or 47.0% of non-performing loans at March 31, 1999, compared to $682,000 or 45.7% of non-performing loans at June 30, 1998. There were no loan charge-offs or recoveries in the nine months ended March 31, 1999.

         Stockholders' equity decreased $14.7 million from $43.2 million at June 30, 1998 to $28.5 million at March 31, 1999. The decrease primarily reflects treasury stock purchases of $15.8 million and dividends paid of $622,000, partially offset by net income of $1.3 million. Book value per share decreased from $14.92 at June 30,1998 to $14.51 at March 31, 1999. The treasury stock purchases include $13.5 million in the current quarter upon completion of the Modified Dutch Auction Tender Offer.


Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998

         Net income decreased $42,000 to $395,000, or $0.20 per basic share, for the quarter ended March 31, 1999, compared to net income of $437,000, or $0.16 per basic share, for the same period last year. Diluted earnings per share amounts were $0.19 and $0.16 for the quarters ended March 31, 1999 and 1998, respectively. The decrease is primarily attributable to a $220,000 increase in interest expense, partially offset by a $106,000 increase in interest and dividend income. Net income for the three months ended March 31, 1998 was reduced by $64,000 ($37,000 net of taxes) for the full vesting of certain shares, under the Company's recognition and retention plan ("RRP"), due to the vesting of shares upon the death of a director.

         Net interest income decreased $114,000 in the current quarter compared to the quarter ended March 31, 1998. Interest and dividend income increased $106,000 to $3.3 million for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The increase was caused primarily by a $14.5 million increase in average interest-earning assets, partially offset by a 27 basis point decrease in the average yield on interest-earning assets. Interest expense increased $220,000 to $1.8 million for the quarter ended March 31, 1999 compared to the same quarter last year. This increase was due primarily to a $23.9 million increase in average interest-bearing liabilities.

         The provision for loan losses was $15,000 for the quarters ended March 31, 1999 and 1998. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense decreased $20,000 for the quarter ended March 31, 1999 compared to the prior year quarter. The decrease was caused primarily by an $82,000 decrease in compensation and benefits expense, partially offset by a $12,000 increase in computer service fees and a $38,000 increase in professional fees. The decrease in compensation and benefits expense was caused primarily by the $64,000 charge to prior year earnings for vested RRP shares, as explained on the previous page. The $38,000 increase in professional fees was primarily related to additional legal and investment banking expenses attributable to the unsolicited conditional expression of interest the Company received in January 1999 and the related lawsuit (see Note 3 of the Notes to Condensed Consolidated Interim Financial Statements).

         Income tax expense for the quarter ended March 31, 1999 decreased $45,000 compared to the same period last year, primarily due to a decrease in pre-tax income. The effective tax rates were 43.2% and 44.2% for the quarters ended March 31, 1999 and 1998, respectively.


Comparison  of  Operating  Results for the Nine Months  Ended March 31, 1999 and
1998

         Net income decreased $98,000 to $1.3 million, or $0.56 per basic share, for the nine months ended March 31, 1999, compared to net income of $1.4 million, or $0.51 per basic share, for the same period last year. Diluted earnings per share amounts were $0.54 and $0.49 for the nine months ended March 31, 1999 and 1998, respectively. The decrease is primarily attributable to a $769,000 increase in interest expense and an $87,000 increase in non-interest expense, partially offset by a $677,000 increase in interest and dividend income.

         Net interest income decreased $92,000 in the current nine-month period compared to the nine months ended March 31, 1998. Interest and dividend income increased $677,000 to $10.1 million for the nine months ended March 31, 1999 compared to the same period last year. The increase was caused primarily by a $17.8 million increase in average interest-earning assets, partially offset by a 15 basis point decrease in the average yield on interest-earning assets. Interest expense increased $769,000 to $5.2 million for the nine months ended March 31, 1999 compared to the same period last year. This increase was due primarily to a $23.9 million increase in average interest-bearing liabilities.

         The provision for loan losses was $45,000 for the nine-month periods ended March 31, 1999 and 1998. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $87,000 for the nine months ended March 31, 1999 compared to the prior year period. The increase was caused primarily by increases of $31,000 in computer service fees, $68,000 in other operating expenses and $34,000 in professional fees, partially offset by a $77,000 decrease in compensation and benefits expense.

         Income tax expense for the nine months ended March 31, 1999 decreased $54,000 compared to the same period last year, primarily due to a decrease in pre-tax income. The effective tax rates were 44.0% and 43.5% for the nine months ended March 31, 1999 and 1998, respectively.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                   Nine Months Ended
                                                    ----------------------------------------------------------------------------
                                                                    March 31,                              March 31,
                                                                      1999                                   1998
                                                    ----------------------------------------- ----------------------------------
                                                       Average                     Average      Average                Average
                                                     Balance (1)    Interest     Yield/Rate    Balance (1)  Interest  Yield/Rate
                                                    ------------- ------------- ------------- ------------ --------- -----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 51,765       $3,054          7.87%     $ 46,418    $ 2,785       8.00%
   Mortgage-backed securities(3)................        120,486        5,676          6.28       119,300      5,707       6.38
   Other debt securities(3).....................         20,302          972          6.38        12,555        611       6.49
   Other interest-earning assets................          8,992          349          5.17         5,458        271       6.62
                                                       --------      -------                    --------    -------
     Total interest-earning assets..............        201,545     $ 10,051          6.65%      183,731    $ 9,374       6.80%
                                                                    ========                                =======
Non interest-earning assets.....................          2,745                                    2,304
                                                       --------                                 --------
     Total assets...............................       $204,290                                 $186,035
                                                       ========                                 ========
Interest-bearing liabilities:
   Regular savings and club accounts............        $50,426       $1,050          2.78%      $53,280     $1,180       2.95%
   Money market and NOW accounts................         15,135          301          2.65        11,628        246       2.82
   Savings certificates and other...............         78,580        3,138          5.32        70,592      2,888       5.45
   Securities repurchase agreements.............         17,950          690          5.13         3,000        102       4.53
   FHLB advance.................................            250            6          3.20           ---                   ---
                                                       --------      -------                    --------    -------
     Total interest-bearing liabilities.........        162,341       $5,185          4.26%      138,500    $ 4,416       4.25%
                                                                      ======                                =======
Non interest-bearing liabilities................          1,663                                      977
                                                       --------                                 --------
     Total liabilities..........................        164,004                                  139,477
Stockholders' equity............................         40,286                                   46,558
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $204,290                                 $186,035
                                                       ========                                 ========
Net earning assets..............................        $39,204                                  $45,231
                                                       ========                                 ========
Net interest income.............................                      $4,866                                $ 4,958
                                                                      ======                                =======
Net interest rate spread........................                                      2.39%                               2.55%
                                                                                      ====                                ====
Net yield on average interest-earning assets(4).                                      3.22%                               3.60%
                                                                                      ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................          1.24x                                    1.33x
                                                          ====                                     ====

                                                                                    Three Months Ended
                                                    ----------------------------------------------------------------------------
                                                                    March 31,                              March 31,
                                                                      1999                                   1998
                                                    ----------------------------------------- ----------------------------------
                                                       Average                     Average      Average                Average
                                                     Balance (1)    Interest     Yield/Rate    Balance (1)  Interest  Yield/Rate
                                                    ------------- ------------- ------------- ------------ --------- -----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 53,529      $ 1,032          7.71%     $ 47,064      $ 938       7.97%
   Mortgage-backed securities(3)................        114,920        1,763          6.14       123,744      1,967       6.36
   Other debt securities(3).....................         23,982          400          6.67        13,429        221       6.58
   Other interest-earning assets................         11,690          131          4.48         5,340         94       7.04
                                                       --------      -------                    --------    -------
     Total interest-earning assets..............        204,121      $ 3,326          6.52%      189,577    $ 3,220       6.79%
                                                                     =======                                =======
Non interest-earning assets.....................          2,871                                    2,462
                                                       --------                                 --------
     Total assets...............................       $206,992                                 $192,039
                                                       ========                                 ========

Interest-bearing liabilities:
   Regular savings and club accounts............        $50,454        $ 351          2.78%      $52,592      $ 370       2.81%
   Money market and NOW accounts................         15,998          107          2.68        12,035         83       2.76
   Savings certificates and other...............         79,684        1,010          5.07        73,084        985       5.39
   Securities repurchase agreements.............         23,000          292          5.08         7,500        102       5.44
                                                       --------      -------                    --------    -------
     Total interest-bearing liabilities.........        169,136      $ 1,760          4.16%      145,211    $ 1,540       4.24%
                                                                     =======                                =======
Non interest-bearing liabilities................          1,747                                    1,101
                                                       --------                                 --------
     Total liabilities..........................        170,883                                  146,312
Stockholders' equity............................         36,109                                   45,727
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $206,992                                 $192,039
                                                       ========                                 ========
Net earning assets..............................        $34,985                                  $44,366
                                                       ========                                 ========
Net interest income.............................                     $ 1,566                                $ 1,680
                                                                     =======                                =======
Net interest rate spread........................                                      2.36%                               2.55%
                                                                                      ====                                ====
Net yield on average interest-earning assets(4).                                      3.07%                               3.54%
                                                                                      ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................          1.21x                                    1.31x
                                                          ====                                     ====

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

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $49.7 million at March 31, 1999. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. The Bank had no such borrowings outstanding at March 31, 1999 and June 30, 1998.

         In January 1998, the Company began to utilize securities repurchase agreements as a funding source, in order to supplement retail deposit growth. At March 31, 1999, the Company had borrowed a total of $23.0 million and invested the proceeds in securities and overnight deposits. The Company may engage in other repurchase agreements, from time to time, as conditions warrant.

         The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of March 1999, the Bank's average daily total liquidity ratio was 16.7%, compared to the minimum OTS requirement of 4.0%.

         The Bank's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits in other financial institutions and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on cash flows from the Bank's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $832,000, from $4.6 million at June 30, 1998 to $3.8 million at March 31, 1999.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At March 31, 1999, the Bank had commitments to originate loans of $5.5 million. Savings certificates which are scheduled to mature in one year or less at March 31, 1999 totaled $63.8 million. Management believes that a significant portion of such depositor accounts will remain with the Bank.

         At March 31, 1999, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At March 31, 1999, the Bank had both tangible and core capital of $27.4 million (13.8% of total adjusted assets); Tier I risk-based capital of $27.4 million (49.3% of total risk-weighted assets); and total risk-based capital of $28.1 million (50.6% of total risk-weighted assets).

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

         The Company has initiated formal communications with all its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's data processing is performed almost entirely by a third party vendor. At this time, the vendor has asserted that it is Year 2000 compliant and the Company, in conjunction with other customers of this vendor, has begun testing the updated system. The testing of the Company's data processing vendor is complete and no major problems were encountered. The Company currently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on its operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

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

         The Company plans to complete the Year 2000 project not later than June 30, 1999. Contingency plans have been developed for all mission critical areas of the Bank's operations. The contingency plan for the Bank's data processing function involves the manual processing of transactions by the Bank's employees. Contingency plans for the other mission critical areas involve having secondary providers ready if problems with primary providers are encountered.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's interest rate risk position since June 30, 1998. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

               The Company was a defendant in a lawsuit resulting from the rejection of an unsolicited conditional expression of interest. For more information, see Note 3 to the unaudited financial statements in
          Part 1. From time to time, the Company is involved as plaintiff or defendant in other legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial condition or results of operations.

Item 2.  CHANGES IN SECURITIES

          None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.  OTHER INFORMATION

          None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

               27. Financial Data Schedule

          b. Reports on Form 8-K

               1. A Current Report on Form 8-K was filed on January 13, 1999 to include a press release announcing the rejection of an unsolicited acquisition offer and the continuation of its previously announced Dutch Auction Tender Offer.

               2. A Current Report on Form 8-K was filed on January 19, 1999 to include a press release announcing the Company's plans to remain independent and continue the previously announced Dutch Auction Tender Offer.

               3. A Current Report on Form 8-K was filed on January 29, 1999 to include a press release announcing the oversubscription of the Dutch Auction Tender Offer.

               4. A Current Report on Form 8-K was filed on February 3, 1999 to include a press release announcing the final results of the Dutch Auction Tender Offer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PEEKSKILL FINANCIAL CORPORATION
                                                     (Registrant)


DATE:  May 13, 1999                         BY:   /s/ Eldorus Maynard
       -------------------                        -------------------
                                                  Eldorus Maynard
                                                  Chairman of the Board and
                                                  Chief Executive Officer


DATE:  May 13, 1999                         BY:   /s/ William J. LaCalamito
       -------------------                        -------------------------
                                                  William J. LaCalamito
                                                  President
                                                  (principal financial officer)