Form 10-K
period 1999-06-30
PEEKSKILL FINANCIAL CORP
filed 1999-09-28
CIK 1001802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27178

                         PEEKSKILL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           13-3858258
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

    1019 Park Street, Peekskill, New York                 10566
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (914) 737-2777

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 14, 1999, there were issued and outstanding 1,828,228 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of September 14, 1999, was approximately $24.0 million.
                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 1999.
PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended June 30, 1999.

                         PEEKSKILL FINANCIAL CORPORATION
                           Annual Report on Form 10-K

                                      Page

                                     PART I

Item 1.  Business                                                             3
Item 2.  Properties                                                          34
Item 3.  Legal Proceedings                                                   35
Item 4.  Submission of Matters to a Vote of Security Holders                 35

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                             35
Item 6.  Selected Financial Data                                             35
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          35
Item 8.  Financial Statements and Supplementary Data                         35
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                35

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  36
Item 11. Executive Compensation                                              36
Item 12. Security Ownership of Certain Beneficial Owners and Management      36
Item 13. Certain Relationships and Related Transactions                      36

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    37

         Signatures                                                          39

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

         At June 30, 1999, the Company had total assets of $206.9 million, deposits of $148.7 million and stockholders' equity of $27.4 million. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "PEEK."

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

         First Federal's business involves attracting deposits from customers in its market area and investing such funds primarily in mortgage-backed securities and one-to-four family residential mortgages. At June 30, 1999, the Bank had total assets of $206.9 million consisting primarily of $110.7 million of mortgage-backed securities and $59.8 million of one-to-four family mortgage loans representing 91.9% of the total loan portfolio. The Bank also held other debt securities (consisting primarily of U.S. Government Agency obligations) with a carrying value of $24.1 million at June 30, 1999.

         The Bank has sought to enhance its net income through the adoption of a strategy designed to maintain capital in excess of regulatory requirements, limit loan delinquencies and enhance net interest spread while managing interest rate risk. This strategy involves (i) maintaining a substantial portfolio of mortgage-backed and other debt securities having terms to repricing of seven years or less, (ii) controlling operating expenses, (iii) focusing on the origination of one-to-four family residential loans, (iv) limiting other types of loans that could increase credit risk or operating costs, and (v) using customer service to build and maintain a substantial level of core deposit accounts.

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

Forward-Looking Statements

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Lending Activities

         Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family properties. At June 30, 1999, the Company had net loans of $63.4 million, which represents 30.7% of total assets. The percentage distribution of the loan portfolio at that date was as follows: 91.9% of one-to-four family mortgage loans, the majority of which are owner occupied; 3.7% of commercial mortgage loans; 2.6% of construction loans; 1.0% of multi-family mortgage loans; and 0.8% of consumer loans.

          The following table sets forth the composition of the loan portfolio in dollar amounts and percentages as of the dates indicated. In addition, the table sets forth the loan portfolio by fixed- and adjustable-rate balances as of the dates indicated.

                                                                         June 30,
                                      -----------------------------------------------------------------------------------
                                           1999             1998             1997             1996              1995
                                      ---------------- ---------------- ---------------- ---------------- ---------------
                                        Amount Percent Amount  Percent   Amount  Percent  Amount Percent  Amount Percent
                                      -------- ------- ------- -------- -------- ------- ------- -------- ------ --------
                                                                               (Dollars in thousands)
Real Estate Loans:
 One-to-four family................... $59,802   91.9% $46,271    95.1% $44,163     94.9% $38,644  95.5%  $40,112   95.2%
 Multi-family.........................     619    1.0      674     1.4      724      1.6      394   1.0       426    1.0
 Commercial...........................   2,389    3.7      507     1.0      531      1.1      285   0.7       308    0.7
 Construction.........................   1,709    2.6      676     1.4      670      1.4      579   1.4       725    1.7
                                       -------  -----  -------    ----  -------     ----  ------- -----   -------  -----
     Total real estate loans..........  64,519   99.2   48,128    98.9   46,088     99.0   39,902  98.6    41,571   98.6
                                       -------  -----  -------    ----  -------     ---- -------- -----   -------  -----
Other Loans:
  Passbook loans and other............     465    0.7      460    1.0       341     0.8       404   1.0       356    0.9
  Student.............................      77    0.1       63    0.1       102     0.2       143   0.4       215    0.5
                                       -------  -----  -------  -----   -------   -----  -------- -----   -------  -----
     Total consumer loans.............     542    0.8      523    1.1       443     1.0       547   1.4       571    1.4
                                       -------  -----  -------  -----   -------   -----  -------- -----   -------  -----
     Total loans......................  65,061  100.0%  48,651  100.0%   46,531   100.0%   40,449 100.0%   42,142  100.0%
                                                =====           =====             =====           =====            =====
Less:
 Construction loans in process........    (651)           (112)            (195)            (114)            (273)
 Allowance for loan losses............    (742)           (682)            (622)            (519)            (474)
 Net deferred loan origination fees ..    (232)           (226)            (207)            (259)            (335)
                                       -------         -------          -------          -------          -------
 Total loans, net..................... $63,436         $47,631          $45,507          $39,557          $41,060
                                       =======         =======          =======          =======          =======
Fixed-Rate Loans:
  Real estate loans................... $63,876   98.2% $47,252   97.1%  $45,015   96.7%  $38,770   95.8%  $40,297   95.6%
  Other loans.........................     542    0.8      523    1.1       443    1.0       547    1.4       571    1.4
                                       -------  -----  -------  -----   -------   ----   -------   ----   -------  -----
    Total fixed-rate loans............  64,418   99.0   47,775   98.2    45,458   97.7    39,317   97.2    40,868   97.0

Adjustable-Rate Loans:
  Real estate loans...................     643    1.0      876    1.8     1,073    2.3     1,132    2.8     1,274    3.0
                                       -------  -----  -------  -----   -------  -----   -------  -----   -------  -----
    Total loans....................... $65,061  100.0% $48,651  100.0%  $46,531  100.0%  $40,449  100.0%  $42,142  100.0%
                                       =======  =====  =======  =====   =======  =====   =======  =====   =======  =====

         Loan Maturities. The following table shows the contractual maturity of the loan portfolio at June 30, 1999. All loans (including adjustable-rate loans) are shown as maturing in the period that includes the final contractual due date, as the table does not reflect the effects of periodic amortization payments, possible prepayments or enforcement of due-on-sale clauses.

                                                          Due  in
                                     ------------------------------------------
                                     Less than   More than 1   More than
                                      1 Year   Year to 5 Years  5 Years   Total
                                     --------- --------------- ---------  -----
                                                          (In thousands)
Mortgage loans:
  One-to-four family...............   $  140      $4,478       $55,184  $59,802
  Multi-family.....................      281         ---           338      619
  Commercial.......................      204         ---         2,185    2,389
  Construction.....................    1,709         ---           ---    1,709
                                      ------      ------       -------  -------
    Total mortgage loans...........    2,334       4,478        57,707   64,519

Other loans........................      500          42           ---      542
                                      ------      ------       -------  -------
    Total loans....................   $2,834      $4,520       $57,707  $65,061
                                      ======      ======       =======  =======



         The following table sets forth, by type of interest rate, the dollar amounts in each loan category at June 30, 1999 that are contractually due in more than one year.
                                 Fixed       Adjustable        Total
                                 -------------------------------------
                                            (In thousands)
Mortgage loans:
  One-to-four family...........  $59,019        $643           $59,662
  Multi-family.................      338         ---               338
  Commercial...................    2,185         ---             2,185
                                 -------        ----           -------
    Total mortgage loans.......   61,542         643            62,185
Other loans....................       42         ---                42
                                 -------        ----           -------
    Total loans................  $61,584        $643           $62,227
                                 =======        ====           =======


         Loans-to-One-Borrower. Pursuant to Federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1999, based on the 15% limitation, the Bank's loans-to-one borrower limit was $4.1 million and the largest dollar amount outstanding to one borrower, or group of related borrowers, was $626,000. These loans, which are secured by one-to-four family properties in Westchester County, New York, were performing in accordance with their contractual terms at June 30, 1999.

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

         Generally, the Bank requires title insurance on properties securing its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         One-to-Four Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of fixed-rate loans secured by mortgages on owner-occupied one-to-four family residences. At June 30, 1999, $59.8 million, or 91.9%, of the Bank's loan portfolio consisted of mortgage loans secured by one-to-four family residences. Substantially all of the residential loans originated by the Bank are secured by properties located in its primary lending area. All of the one-to-four family residential loans originated by the Bank are retained and serviced by it, except for a limited number of loans originated for the State of New York Mortgage Agency ("SONYMA") which are sold to SONYMA at closing. In order to supplement one-to-four family residential loan products, the Bank from time to time has purchased one-to-four family residential loan participations, although it has not done so in recent years. However, depending on future market conditions, it may do so in the future.

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

         The Bank also originates home equity loans secured by a lien on the borrower's residence. Home equity loans are generally limited to $80,000 and are originated using the same underwriting standards applicable to the Bank's one-to-four family residential mortgage loans. The Bank currently offers home equity loans for terms of up to 7 years. At June 30, 1999, the Bank had $1.7 million of outstanding home equity loans (included in total one-to-four family mortgage loans).

         Multi-Family and Commercial Real Estate Lending. At June 30, 1999, the Bank had $2.4 million in commercial real estate loans, representing 3.7% of the total loan portfolio, and $619,000 in multi-family loans, or 1.0% of the total loan portfolio. The Bank's multi-family loan portfolio consists of a participation interest in a loan secured by an apartment complex and two Bank-originated loans. The Bank's commercial real estate loan portfolio consists of participation interests in nine loans (eight of these interests were purchased in fiscal year 1999) and three Bank-originated loans. At June 30, 1999, all of the Bank's multi-family and commercial real estate loans were performing in accordance with their contractual terms.

         The $1.9 million increase in commercial loans, from $507,000 at June 30, 1998 to $2.4 million at June 30, 1999, was due primarily to the Company purchased a $1.6 million participation interest in eight commercial loans originated by another institution. The loans comply with the Bank's underwriting standards.

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

         While the Bank may continue to engage in multi-family and commercial real estate lending from time to time in the future, it anticipates that future volume will be modest.

         Construction Lending. The Bank makes construction loans to individuals for the construction of their primary or secondary residences and occasionally to builders for the construction of new residences.

         Loans to individuals for the construction of their residences typically have terms of up to 30 years and are structured to provide both construction and "permanent" financing. The borrower makes interest-only payments during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating conventional permanent residential loans. At June 30, 1999, the Bank had $957,000 of one-to-four family residential construction loans to borrowers intending to live in the properties upon completion of construction. Subject to future market conditions, the Bank intends to continue its construction lending activities to persons intending to be owner-occupants.

         On occasion, the Bank makes loans to builders to finance the construction of one-to-four family residences. These loans are made on the same terms as loans to individuals for the construction of single-family residences. At June 30, 1999, the Bank had four loans of this type aggregating $752,000. While the Bank may continue to engage in this type of lending from time to time in the future, the Bank currently expects that its total volume at any one time will be limited.

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

         Other Loans. The Bank offers passbook, home improvement and student loans for personal and educational purposes. At June 30, 1999, other loans totaled $542,000 or 0.8% of total loans outstanding. In the future, the Bank may expand its consumer lending somewhat to increase home improvement loans.

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

         The following table shows the loan origination and repayment activities of the Bank for the periods indicated.
                                                  Year Ended June 30,
                                               --------------------------
                                                 1999    1998       1997
                                               -------  -------   -------
                                                    (In thousands)
Originations by type:
  Mortgage loans:
    One-to-four family..................       $20,765  $ 9,161   $11,144
    Multi-family........................           ---      ---       364
    Commercial..........................         1,942      ---       276
    Construction........................         1,720      746       972
  Other loans...........................           446      479       529
                                               -------  -------   -------
    Total loans originated (1)..........        24,873   10,386    13,285
                                               -------  -------   -------
Principal Repayments:
  Mortgage loans:
    One-to-four family..................        (7,234)  (6,806)   (5,405)
    Multi-family........................           (55)     (50)      (34)
    Commercial..........................           (60)     (24)      (30)
    Construction........................          (687)    (740)     (881)
  Other loans...........................          (427)    (399)     (633)
                                               -------  -------   -------
    Total principal repayments..........        (8,463)  (8,091)   (6,983)
                                               -------  -------   -------
Loans transferred to real estate owned..           ---     (247)     (220)
                                               -------  -------   -------
    Net increase in total loans.........       $16,410  $ 2,120   $ 6,082
                                               =======  =======   =======

(1) Amount for fiscal 1999 includes $1.6 million for purchases of eight participation interests in commercial mortgage loans originated by other lenders.

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

         The following table sets forth information concerning the Bank's loan delinquencies at June 30, 1999 and 1998:

                               Loans Delinquent For:
                    ----------------------------------------    Total Delinquent
                    60-89 Days             90 Days and Over           Loans
                    ----------------  ----------------------  ------------------
                    Number    Amount  Number (1)   Amount (1) Number      Amount
                    ------- --------  ----------- ----------  -------- ---------
                                        (Dollars in thousands)
One-to-four family
real estate loans:
  June 30, 1999        3       $ 97        15        $1,130      18    $1,227

  June 30, 1998        7      $ 313        16        $1,491      23    $1,804


(1) Includes three participation interests at June 30, 1999 for $316,000 and six participation interests at June 30, 1998 for $876,000 in certain residential mortgage loans, as discussed below.

         Classification of Assets. Federal regulations require that each savings association classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses equal to 100% of the portion of the asset classified as loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review, the Bank classified $1.1 million of loans as substandard at June 30, 1999. There were no assets classified as doubtful or loss at that date. The foregoing asset classifications are generally consistent with those made by the OTS.

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Real estate owned represents properties acquired in settlement of loans.

                                                          June 30,
                                           -------------------------------------
                                            1999   1998    1997    1996    1995
                                           ------ ------  ------  ------  ------
                                                    (Dollars in thousands)
Accruing loans past due more than 90 days:
  One-to-four family mortgage loans.......   $432   $370    $930  $1,252  $2,096

Non-accrual loans:
  One-to-four family mortgage loans.......    382    245     ---     ---     ---
  Participation interests in one-to-four
  family mortgage loans...................    316    876   1,074     ---     ---
                                           ------ ------  ------  ------  ------
Total non-performing loans................  1,130  1,491   2,004   1,252   2,096

Real estate owned:
  Single-family properties................    ---     94     220     ---     ---
                                           ------ ------  ------  ------  ------
Total non-performing assets............... $1,130 $1,585  $2,224  $1,252  $2,096
                                           ====== ======  ======  ======  ======
Total as a percentage of total assets.....   0.6%   0.8%    1.2%    0.7%    1.3%
                                             ===    ===     ===     ===     ===

         As of June 30, 1999, other than the participation interests discussed below, the Bank's largest non-performing loan had a carrying value of $159,000.

         Included in the Company's loan portfolio are certain participation interests in loans originated by Thrift Association Service Corporation ("TASCO Loans") for which the FDIC, as a servicer of these loans, disputed its obligation to pass-through certain principal and interest payments whether or not such amounts are collected from the borrowers. The FDIC suspended payments beginning in 1996, but resumed making certain payments in 1997 and has continued to do so. As a result, interest payments of $44,000 received in fiscal 1999 were recognized as income on a cash basis. Foregone interest income was approximately $22,000, $76,000 and $74,000 in fiscal 1999, 1998 and 1997, respectively.
Interest income for fiscal 1997 was also reduced by the reversal of $67,000 in interest previously received on the TASCO Loans.

         The Company's participation interests in the TASCO Loans totaled $643,000 and $876,000 at June 30, 1999 and 1998, respectively. The decrease during fiscal 1999 reflects current year principal payments, as well as principal reductions from the reclassification of $143,000 in interest payments deferred in fiscal 1998 and 1997. Based on the present payment status of the loans underlying the participation interests, management has classified participation interests of $316,000 as non-performing at June 30, 1999. All participation interests were classified as non-performing at June 30, 1998.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" in the Annual Report to Stockholders attached hereto as Exhibit 13, for a further discussion of non-performing assets.

         Other Loans of Concern. As of June 30, 1999, there were no loans (other than non-performing loans) with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing asset categories.

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

         The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.


                                               Year Ended June 30,
                                       ------------------------------------
                                       1999    1998    1997   1996    1995
                                       -----  ------  -----  ------  ------
                                              (Dollars in thousands)

Balance at beginning of year.........  $682    $622   $519    $474    $336
Provision for loan losses............    60      60    143      45     160

Charge-offs:
  One-to-four family mortgage loans..   ---     ---    (40)    ---     (22)
Balance at end of year...............  $742    $682   $622    $519    $474
                                       ====    ====   ====    ====    ====
Allowance for loan losses to:
  Non-performing loans ..............  65.7%  45.7%   31.0%   41.5%   22.6%
  Total loans, net ..................   1.2    1.4     1.4     1.3     1.2

         The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to total loans at the dates indicated.

                                                            June 30,
                    -----------------------------------------------------------------------------------
                                1999                        1998                        1997
                    --------------------------- --------------------------- ---------------------------
                                        Percent                     Percent                     Percent
                                       of Loans                    of Loans                    of Loans
                                Loan    in Each             Loan    in Each             Loan    in Each
                    Amount of  Amounts Category Amount of  Amounts Category Amount of  Amounts Category
                    Loan Loss    by    to Total Loan Loss    by    to Total Loan Loss    by    to Total
                    Allowance Category   Loans  Allowance Category   Loans  Allowance Category   Loans
                    --------- -------- -------- --------- -------- -------- --------- -------- --------
                                                      (Dollars in thousands)
One-to-four family.   $671    $59,802    91.9%     $682    $46,271    95.1%    $622    $44,163    94.9%
Multi-family.......      6        619     1.0       ---        674     1.4      ---        724     1.6
Commercial.........     48      2,389     3.7       ---        507     1.0      ---        531     1.1
Construction.......     17      1,709     2.6       ---        676     1.4      ---        670     1.4
Other..............    ---        542     0.8       ---        523     1.1      ---        443     1.0
                      ----    -------   -----      ----    -------   -----     ----    -------   -----
    Total..........   $742    $65,061   100.0%     $682    $48,651   100.0%    $622    $46,531   100.0%
                      ====    =======   =====      ====    =======   =====     ====    =======   =====

                                            June 30,
                    -------------------------------------------------------
                                1996                        1995
                    --------------------------- ---------------------------
                                        Percent                     Percent
                                       of Loans                    of Loans
                                Loan    in Each             Loan    in Each
                    Amount of  Amounts Category Amount of  Amounts Category
                    Loan Loss    by    to Total Loan Loss    by    to Total
                    Allowance Category   Loans  Allowance Category   Loans
                    --------- -------- -------- --------- -------- --------
                                    (Dollars in thousands)
One-to-four family.     $519  $38,644    95.5%     $474    $   ---   95.2%
Multi-family.......      ---      394     1.0       ---        426    1.0
Commercial.........      ---      285     0.7       ---        308    0.7
Construction.......      ---      579     1.4       ---        725    1.7
Other..............      ---      547     1.4       ---        571    1.4
                        ----  -------   -----      ----    -------  -----
    Total..........     $519  $40,449   100.0%     $474    $42,142  100.0%
                        ====  =======   =====      ====    =======  =====


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

         Securities Portfolio Composition. The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                           June 30,
                                 ----------------------------------------------------------
                                        1999                1998               1997
                                 ----------------- ------------------- --------------------
                                 Amortized   Fair    Amortized   Fair   Amortized   Fair
                                   Cost     Value      Cost      Value     Cost     Value
                                 -------- -------- ---------- -------- --------- ----------
                                                      (In thousands)
Held-to-Maturity:
Mortgage-backed securities:
  Pass-through securities:
     Freddie Mac................  $27,642   $27,866   $43,258   $43,806  $57,834   $57,910
     Ginnie Mae.................   31,403    31,836    40,767    41,392   32,526    33,360
     Fannie Mae.................    9,269     9,132     7,370     7,429    8,056     8,030
  CMOs..........................   42,389    41,741    36,065    36,267   18,049    18,144
                                 --------  --------  --------  -------- --------  --------
                                  110,703   110,575   127,460   128,894  116,465   117,444
U.S. Government Agency and other
debt securities.................    8,419     8,100     7,986     7,989    9,985     9,904
                                 --------  --------  --------  -------- --------  --------
   Total held-to-maturity.......  119,122   118,675   135,446   136,883  126,450   127,348

Available-for-sale:
U.S. Government Agency and other
debt securities.................   16,500    15,673     8,500     8,498    2,999     2,983
                                 --------  --------  --------  -------- --------  --------
  Total securities.............. $135,622  $134,348  $143,946  $145,381 $129,449  $130,331
                                 ========  ========  ========  ======== ========  ========

         Mortgage-Backed Securities. The Bank invests in mortgage-backed pass-through securities in order to supplement loan production and achieve its asset/liability management goals. All of these securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a Federal agency or are rated "AA" or higher. However, it should be noted that, while a Federal guarantee (direct or indirect) or a high credit rating may indicate a high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting its policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, the Bank's mortgage-backed pass-through securities portfolio at June 30, 1999 included (i) $19.7 million of securities with remaining contractual maturities of five years or less and (ii) $34.2 million of adjustable-rate mortgage-backed securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Risk Management" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         In addition to mortgage-backed pass-through securities, the Bank invests in collateralized mortgage obligations ("CMOs"). Unlike pass-through securities that have a single-class structure resulting in pro-rata distributions to all security holders, CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs could be shorter than the contractual maturities as shown on the table on page 18. Although a significant proportion of the Bank's CMOs are interests in tranches that have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flows and hence the values of CMOs are subject to change.

         The Bank invests in CMOs as an alternative to mortgage loans and mortgage-backed pass-through securities as part of its asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Bank has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable-rate mortgage-backed securities. Because the Bank's CMOs are purchased as an alternative to mortgage loans and because the Bank has the ability and intent to hold such securities to maturity, all CMOs are classified as held-to-maturity. At June 30, 1999, the Bank held CMOs with a carrying value of $42.4 million, substantially all of which were of expected short and intermediate duration.

         The fair values of a significant portion of the Bank's mortgage-backed securities held-to-maturity have been from time to time significantly lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. At June 30, 1999, the total fair value of the Bank's mortgage-backed securities held-to-maturity was $110.6 million, or $128,000 less than total amortized cost. See Note 2 of the Notes to Consolidated Financial Statements.

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


                                              Year Ended June 30,
                                       --------------------------------
                                          1999       1998        1997
                                       ---------   ---------   --------
                                                (In thousands)
Purchases:
  Adjustable-rate pass-throughs......   $ 4,857    $17,414    $ 2,000
  Fixed-rate pass-throughs...........     9,164      5,015      8,139
  CMOs ..............................    23,928     26,985      7,794
                                       --------    -------    -------
         Total purchases.............    37,949     49,414     17,933

Principal repayments.................   (54,706)   (38,419)   (19,689)
                                       --------    -------    -------
  Net (decrease) increase............  $(16,757)   $10,995    $(1,756)
                                       ========    =======    =======

         Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of the Company's securities portfolio at June 30, 1999. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of the Bank's CMOs, the Bank's short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

                                          Principal Balances Due in
                                ----------------------------------------------
                                  Less   1 Year   5 Years    More
                                  than      to       to      than
                                 1 Year  5 Years  10 Years  10 Years   Total
                                ------- -------- --------- ---------- --------
                                              (Dollars in thousands)
Mortgage-backed securities:
  Pass-through securities:
     Freddie Mac..............  $ 3,403  $13,469   $ 7,205   $3,845  $ 27,922
     Ginnie Mae...............      ---       36       717   30,611    31,364
     Fannie Mae...............      439    1,898     3,125    3,813     9,275
  CMOs........................      ---      ---       885   41,521    42,406
                                -------  -------  --------  -------  --------
     Total....................  $ 3,842  $15,403  $ 11,932  $79,790  $110,967
                                =======  =======  ========  =======  ========

     Weighted average yield...     6.07%    6.11%     6.38%    6.32%     6.29%
U.S. Government Agency and
  other debt securities.......   $  ---    $ 500    $9,000  $15,450   $24,950
                                 ======    =====    ======  =======   =======
     Weighted average yield...      ---%    6.21%     6.41%    6.44%     6.42%

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

         Other Debt Securities. To date, the Bank's investment strategy has been directed toward high-quality assets (primarily U.S. Government and Agency obligations) with short and intermediate terms (ten years or less) to maturity and liquidity investments. At June 30, 1999, the Bank did not own any debt securities of a single issuer which exceeded 10% of the Bank's equity, other than U.S. Government or Federal Agency obligations.

         The following table sets forth the composition of the Bank's other debt securities and other interest-earning assets at the dates indicated.

                                                                         June 30,
                                                    --------------------------------------------------
                                                         1999             1998            1997
                                                    --------------- ---------------- -----------------
                                                    Amortized %of   Amortized % of   Amortized  % of
                                                       Cost   Total   Cost    Total    Cost     Total
                                                    -------- ------ --------- ------ --------- -------
                                                                     (Dollars in Thousands)
Other debt securities:
  Held-to-maturity.................................. $ 8,419   33.8% $ 7,986   48.4%  $ 9,985    76.9%
  Available-for-sale(1).............................  16,500   66.2    8,500   51.6     2,999    23.1
                                                     -------  -----  -------  -----   -------   -----
     Total.......................................... $24,919  100.0% $16,486  100.0%  $12,984   100.0%
                                                     =======  =====  =======  =====   =======   =====

Average remaining life of other debt securities..... 151 mos.         74 mos.          81 mos.

Other interest-earning assets:
  FHLB stock........................................ $ 1,463         $ 1,463          $ 1,463
                                                     =======         =======          =======
  Interest-bearing deposits with banks.............. $ 3,200         $ 2,010          $ 3,680
                                                     =======         =======          =======

(1) The fair value of available-for-sale securities at June 30, 1999, 1998 and 1997 was $15.7 million, $8.5 million and $3.0 million, respectively.

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

         Based on its experience, the Bank believes that substantial portions of its regular savings, club, money market and NOW accounts are relatively stable sources of funds. The Bank has used customer service and marketing initiatives in an effort to maintain and increase the volume of these accounts. However, the ability of the Bank to attract and maintain these accounts (as well as savings certificates) has been and will be affected by competition and market conditions. In particular, the Bank believes that it would be very difficult to increase rapidly the "core" portion of its regular savings, club, money market and NOW accounts. In total, these account types increased by $4.9 million in fiscal 1999 and decreased by $872,000 and $4.8 million in fiscal 1998 and 1997, respectively. Management believes that depositors periodically transfer a portion of these account balances into savings certificates as a result of interest rate increases on alternate investments. In the future, the Bank will continue to stress, subject to market conditions, the retention of non-certificate accounts.

         The following table sets forth the distribution of depositor accounts and the related weighted average interest rates as of the dates indicated.

                                                         June 30,
                                   ---------------------------------------------------
                                         1999              1998            1997
                                   ---------------- ----------------- ----------------
                                           Average            Average          Average
                                    Amount   Rate     Amount   Rate   Amount     Rate
                                   ------- -------- -------- -------- ------- --------
                                                  (Dollars in thousands)

Money market and NOW ............. $ 18,264  2.80%  $ 13,196  2.85%  $ 10,989    2.85%
Regular savings...................   50,759  2.75     50,928  2.75     54,000    3.00
Club accounts.....................      751  2.75        710  2.75        717    3.00
                                   --------         --------         --------
                                     69,774  2.76     64,834  2.77     65,706    2.97
                                   --------         --------         --------

Savings certificates by
remaining period to maturity:
   Less than 1 year...............   65,425  5.16     58,118  5.53     53,825    5.53
   More than 1 year to 3 years....    9,393  5.49     11,889  6.43      9,707    6.26
   More than 3 years..............    4,101  5.89      5,017  6.25      3,180    6.17
                                   --------         --------         --------
                                     78,919  5.24     75,024  5.72     66,712    5.66
                                   --------         --------         --------
Total............................. $148,693  4.08%  $139,858  4.35%  $132,418    4.33%
                                   ========         ========         ========

         The following table sets forth the deposit activity at the Bank during the periods indicated.

                                   Year Ended June 30,
                            --------------------------------
                               1999       1998      1997
                            ---------- ---------- ----------
                                  (Dollars in thousands)

Opening balance............ $ 139,858   $132,418   $128,304
Deposits(1)................   128,548    118,362    112,066
Withdrawals(1).............  (124,748)  (115,748)  (112,514)
Interest credited..........     5,035      4,826      4,562
                            ---------   --------   --------
Ending balance............. $ 148,693   $139,858   $132,418
                            =========   ========   ========
Net increase............... $   8,835   $  7,440    $ 4,114
                            =========   ========    =======

Percent increase...........      6.3%       5.6%       3.2%
                                 ===        ===        ===

(1)  Includes transfers of funds within the Bank.

         The following table sets forth information about the Bank's savings certificates greater than $100,000 by remaining period to maturity as of June 30, 1999:

                                                  Weighted
                                        Amount   Average Rate
                                       -------   ------------
                                        (Dollars in thousands)

Within three months..................   $2,071      4.96%
After 3 but within 6 months..........    4,060      4.96
After 6 but within 12 months.........    4,210      5.50
After 12 months......................    1,930      5.44
                                       -------      ----
  Total..............................  $12,271      5.22%
                                       =======      ====

         Borrowings. First Federal's other available sources of funds include borrowings from the FHLB of New York. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. The Bank may borrow funds from the FHLB of New York subject to an overall limitation of 25% of total assets or $51.7 million at June 30, 1999 (excluding securities repurchase agreements). Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a line of credit. Each FHLB credit program has its own interest rate, which may be fixed or variable, with a range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. See Note 6 of the Notes to Consolidated Financial Statements.

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

         The following is a summary of borrowings from the FHLB at June 30:

                                                       1999          1998
                                                     --------      --------
                                                       (In thousands)
Securities repurchase agreements:
Final maturity in June 2005,
   callable quarterly at the FHLB's
   option beginning in June 1999,
   and bearing interest at 5.20%                      $ 3,000       $ 3,000
Final maturity in December 2008,
   callable quarterly at the FHLB's
   option beginning in November 2000,
   and bearing interest at 4.56%                        5,000           ---
Final maturity in December 2008,
   callable quarterly at the FHLB's
   option beginning in November 2001,
   and bearing interest at 4.72%                        5,000           ---
Final maturity in January 2008,
   callable quarterly at the FHLB's
   option beginning in January 2003,
   and bearing interest at 5.42%                       10,000        10,000
                                                     --------      --------
                                                       23,000        13,000
FHLB advance  maturing in June 2000
  and bearing  interest at an initial
  rate of 4.985% at June 30, 1999,
  adjusting thereafter to three-month
  Libor minus 14 basis points                           5,000           ---
                                                     ========      ========
    Total FHLB borrowings                            $ 28,000      $ 13,000
                                                     ========      ========

         The following table sets forth information concerning the balances and interest rates on FHLB borrowings for the periods indicated. Amounts in fiscal 1999 represent securities repurchase agreements and an FHLB advance, while amounts in fiscal 1998 represent only securities repurchase agreements.


                                                  Year Ended June 30,
                                         -----------------------------------
                                             1999         1998       1997
                                         ------------ ------------ ---------
                                                 (Dollars in thousands)

Maximum balance.........................   $28,000      $13,000      $---
Average balance.........................    19,563        4,567       ---
Year-end balance........................    28,000       13,000       ---
Interest rate at year end...............      5.04%        5.37%      ---%
Average interest rate during the year...      5.07         5.36       ---

Service Corporations

         As a federally chartered savings bank, First Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At June 30, 1999, First Federal had no service corporations subject to these limitations.

         In May 1999, First Federal REIT, Inc. was formed as a wholly-owned subsidiary of the Bank. The subsidiary is a real estate investment trust holding a portion of the mortgage-related assets reported in the consolidated financial statements.

Employees

         At June 30, 1999, the Bank had a total of 24 full-time and 4 part-time employees. None of the Bank's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of December 31, 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended June 30, 1999 was approximately $54,000.

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

         First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, First Federal's lending limit under the 15% limitation was $4.1 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

         The premium schedule for BIF and SAIF insured institutions presently ranges from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation ("FICO") assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's, presently equal to approximately 1.48 basis points on domestic deposits, while BIF-insured institutions presently pay an assessment equal to approximately 0.013 basis points on domestic deposits until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assesment will be the same for all insured deposits.

         These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the FICO bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1999, First Federal had no intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At June 30, 1999, First Federal's real estate investment trust was an includable subsidiary and, accordingly, the Bank's investment in the subsidiary was not deducted from regulatory capital.

         At June 30, 1999, First Federal had tangible capital of $27.7 million, or 13.4% of adjusted total assets, which is approximately $24.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased mortgage servicing rights and credit card relationships. At June 30, 1999, First Federal had core capital equal to $27.7 million, or 13.4% of adjusted total assets, which is $19.4 million above the minimum leverage ratio requirement of 4% of adjusted total assets in effect on that date.

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

         At June 30, 1999, First Federal had total risk-based capital of $28.4 million (including $27.7 million in core capital and $742,000 in qualifying supplementary capital) and risk-weighted assets of $60.7 million, or total capital of 46.8% of risk-weighted assets. This amount was $23.5 million above the 8% requirement in effect on that date.

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

         Generally, savings associations that meet their capital requirements before and after the proposed distribution, may make capital distributions during any calendar year up to an amount equal to net income of the current year plus retained net income for the preceding two years. Distributions in excess of such amount require OTS approval. Distributions from the Bank to the Company may also have income tax consequences. See "Federal and State Taxation."

         Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1999, First Federal was in compliance with this requirement, with a liquid asset ratio of 16.6%.

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1999, First Federal met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than First Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activities other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
See "- Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of New York. At June 30, 1999, First Federal had $1.5 million in FHLB stock, which was in compliance with this requirement. Over the past five calendar years, dividends received by the Bank on its FHLB stock have averaged 7.03% (including 6.89% for calendar year 1998).

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

         Also, under the 1996 legislation, the Bank's base-year Federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Bank pays a dividend in excess of its current or accumulated earnings and profits (see below), redeems any of its stock or is liquidated. The Bank has not established a deferred Federal tax liability under Statement of Financial Accounting Standards ("SFAS") No. 109 for its base-year Federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The unrecognized Federal deferred tax liability was $1.5 million at June 30, 1999.

         Distributions by the Bank to the Company in excess of the Bank's accumulated earnings and profits (as calculated for Federal income tax purposes) would result in taxation of the Bank's tax bad debt reserves. All dividends paid to date by the Bank to the Company have been paid from the Bank's current and accumulated earnings and profits. Since the Bank intends to limit future dividend payments to amounts which will not result in the recapture of tax bad debt reserves, the amount of additional funds which may be available for dividend payments to the Company will generally be limited to the amount of the Bank's current and accumulated earnings and profits. At June 30, 1999, the Bank had approximately $3.4 million in current and accumulated earnings and profits from which it could pay dividends without causing the recapture of any portion of its tax bad debt reserves.

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

         New York Taxation. The Bank and the Company currently file a combined New York state tax return on a calendar-year basis. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to Federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward). Although the Bank has in the past been subject to the 9% tax on entire net income, it expects to be subject to the 3% tax on alternative entire net income in the future, as a result of the recent formation of a real estate investment trust. New York also imposes a Metropolitan Commuter Transportation District surcharge of 17% that is assessed on the New York State Franchise Tax.

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

Item 2. Properties

         The Bank conducts its business at its main office and two other locations in its market area. The following table sets forth information concerning each of these offices as of June 30, 1999. At June 30, 1999, the total net book value of the Bank's office properties and equipment (including land, buildings, leasehold improvements, and furniture, fixtures and equipment) was $1.1 million, distributed as follows by location:

                                    Year      Owned or Net Book Value at
             Location             Acquired    Leased     June 30, 1999
-------------------------------   ---------  --------- ---------------
Main Office:

1019 Park Street                   1959      Owned         $136,000
Peekskill, New York

Full Service Branches:

1961 Commerce Street               1977      Leased          59,000
Yorktown Heights, New York

Cortlandt Town Center, Rte. 6      1997      Owned (1)      919,000
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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         Page 46 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

         Page 1 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 3 through 15 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Pages 6 and 7 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

         Pages 16 through 43 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information concerning directors is incorporated herein by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Scott Nogles is Vice President of Finance of the Bank and Company. Mr. Nogles joined the company in 1996 as Controller, before which he was employed by KPMG LLP. In his capacity as Vice President of Finance, Mr. Nogles is responsible for the accounting department and the creation of the majority of SEC documents.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

         The   following   information   appearing  in  1999  Annual  Report  to
Stockholders is herein incorporated by reference:
                                                                     Pages in
Annual Report Section                                             Annual Report
---------------------------------------------------------------- ---------------

Independent Auditors' Report.......................................... 16

Consolidated Balance Sheets as of June 30, 1999 and 1998.............. 17

Consolidated Statements of Income for the Years
  Ended June 30, 1999, 1998 and 1997.................................. 18

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended June 30, 1999, 1998 and 1997............................ 19

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1999, 1998 and 1997.................................. 20

Notes to Consolidated Financial Statements............................ 21-43

(a)(2) Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is not applicable or has been included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

                                                              Reference to Prior
    Regulation                                                 Filing or Exhibit
   S-K Exhibit                                                       Number
      Number              Document                               Attached Hereto
--------------------------------------------------------------------------------
  2         Plan of acquisition, reorganization, arrangement,             None
            liquidation or succession

 3(a)       Articles of Incorporation                                       *

 3(b)       By-Laws                                                         *

 4          Instruments defining the rights of security holders,            *
            including debentures

 9          Voting Trust Agreement                                        None

10          Material contracts
              Savings and Investment Plan                                   *
              Retirement Income Plan                                        *
              Form of 1995 Stock Option and Incentive Plan                  *
              Employment Agreements of Eldorus Maynard and                  *
               William J. LaCalamito
              Employment Agreement of Scott Nogles                         10

              Supplemental Executive Retirement Agreements of              **
               Eldorus Maynard and William J. LaCalamito                   **
              Form of Recognition and Retention Plan                       **
              Employee Stock Ownership Plan

11          Statement regarding computation of per share earnings         None

13          Annual Report to Security Holders                              13

16          Letter regarding change in certifying accountants             None

18          Letter regarding change in accounting principles              None

21          Subsidiaries of Registrant                                     21

22          Published report regarding matters submitted to vote          None
            of security holders

23          Consents of Experts and Counsel                                23

24          Power of Attorney                                             None

27          Financial Data Schedule (EDGAR filing only)                    27

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

(b)  Reports on Form 8-K

         A Current Report on Form 8-K was filed on May 6, 1999 to announce earnings, the payment of a cash dividend and the commencement of a share repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PEEKSKILL FINANCIAL CORPORATION


                                      By: /s/Eldorus Maynard
                                          -----------------------------------
                                          Eldorus Maynard, Chief Executive
                                            Officer and Chairman of the Board
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/Dominick Bertoline                /s/ John H. McGurty
-----------------------------        ----------------------------
Dominick Bertoline, Director         John H. McGurty, Director

Date:    September 28, 1999          Date:    September 28, 1999


/s/Edward H. Dwyer                   /s/Eldorus Maynard
-----------------------------        ----------------------------
Edward H. Dwyer, Director            Eldorus Maynard, Chief Executive
                                     Officer and Chairman of the Board
Date:    September 28, 1999          (Principal Executive and Operating Officer)

                                     Date:    September 28, 1999



/s/Robert E. Flower                  /s/William J. LaCalamito
-----------------------------        ----------------------------
Robert E. Flower, Director           William J. LaCalamito, President
                                     and Chief Operating Officer
Date:    September 28, 1999          (Principal Financial and Accounting
                                     Officer)

                                     Date:    September 28, 1999