Form 10-Q
period 1999-09-30
PEEKSKILL FINANCIAL CORP
filed 1999-11-10
CIK 1001802

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended September 30, 1999

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
                                                         Shares Outstanding
             Class:                                      at November 4, 1999
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                                 1,812,028

                         Peekskill Financial Corporation

                                    Form 10-Q

                    Quarterly Period Ended September 30, 1999

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                           Page

 Condensed Consolidated Balance Sheets at September 30, 1999
     and June 30, 1999                                                3

 Condensed Consolidated Statements of Income for the three
     months ended September 30, 1999 and 1998                         4

 Condensed Consolidated Statements of Changes in Stockholders'
     Equity for the three months ended September 30, 1999 and 1998    5

 Condensed Consolidated Statements of Cash Flows for the three
     months ended September 30, 1999 and 1998                         6

 Notes to Condensed Consolidated Interim Financial Statements         7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                           15

                           Part II - Other Information

Other Information                                                    16

Signatures                                                           18

Part I.           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                        September 30, June 30,
                                                            1999        1999
                                                           --------  --------
Assets:
Cash and due from banks..................................  $    801  $    957
Interest-bearing deposits................................     1,210     3,200
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $116,515 at September 30, 1999 and $118,675
     at June 30, 1999)...................................   117,914   119,122
  Available-for-sale, at fair value (amortized cost of
     $16,500 at September 30, 1999 and June 30, 1999)....    15,388    15,673
                                                           --------  --------
    Total securities.....................................   133,302   134,795

Loans, net of allowance for loan losses of $757 at
     September 30, 1999 and $742 at June 30, 1999........    67,249    63,436
Federal Home Loan Bank stock, at cost....................     1,465     1,463
Accrued interest receivable..............................     1,031     1,094
Office properties and equipment, net.....................     1,096     1,114
Deferred income taxes, net...............................       930       814
Other assets.............................................        82        59
                                                           --------  --------
  Total assets...........................................  $207,166  $206,932
                                                           ========  ========

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts.....................................  $150,013  $148,693
  Securities repurchase agreements and other borrowings..    28,000    28,000
  Mortgage escrow deposits...............................     1,137     1,692
  Other liabilities......................................     1,466     1,196
                                                           --------  --------
    Total liabilities....................................   180,616   179,581
                                                           --------  --------
Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share; 100,000
   shares authorized; none issued or outstanding)........       ---       ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued)............        41        41
Additional paid-in capital...............................    40,307    40,305
Unallocated common stock held by employee stock
  ownership plan ("ESOP")................................    (2,665)   (2,706)
Unamortized awards of common stock under recognition
  and retention plan ("RRP").............................      (771)     (771)
Treasury stock, at cost (2,280,122 shares at September 30,
  1999 and 2,211,922 shares at June 30, 1999)............   (35,099)  (34,204)
Retained earnings........................................    25,435    25,183
Accumulated other comprehensive loss.....................      (698)     (497)
                                                           --------  --------
   Total stockholders' equity............................    26,550    27,351
                                                           --------  --------
   Total liabilities and stockholders' equity............  $207,166  $206,932
                                                           ========  ========

See accompanying notes to unaudited condensed consolidated financial statements.

                 Peekskill Financial Corporation and Subsidiary
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                             For the Three Months
                                              Ended September 30,
                                             --------------------
                                              1999          1998
                                             ------        ------
Interest and dividend income:
 Loans..................................     $ 1,229       $  990
 Securities.............................       2,062        2,289
 Interest-bearing deposits and other....          64           76
                                              ------       ------
  Total interest and dividend income....       3,355        3,355
                                              ------       ------
Interest expense:
 Depositor accounts.....................       1,510        1,513
 Securities repurchase agreements and
  other borrowings......................         362          182
                                              ------       ------
  Total interest expense................       1,872        1,695
                                              ------       ------

  Net interest income...................       1,483        1,660

Provision for loan losses ..............          15           15
                                              ------       ------
  Net interest income after
   provision for loan losses............       1,468        1,645
                                              ------       ------
Non-interest income.....................          71           63
                                              ------       ------
Non-interest expense:
  Compensation and benefits.............         465          455
  Occupancy costs.......................         116          112
  Computer service fees.................          56           52
  Professional fees.....................          49           38
  Federal deposit insurance costs.......          36           36
  Safekeeping and custodial services....          25           29
  Other.................................         145          163
                                              ------       ------
    Total non-interest expense..........         892          885
                                              ------       ------
   Income before income tax expense.....         647          823
Income tax expense......................         250          367
                                              ------       ------
  Net income............................      $  397       $  456
                                              ======       ======
Earnings per share (Note 3):
  Basic.................................       $0.26        $0.18
  Diluted...............................        0.25         0.18

See accompanying notes to unaudited condensed consolidated financial statements.

                 Peekskill Financial Corporation and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)


                                                        Unallocated Unamortized
                                                         Common      Awards of                          Accumulated
                                            Additional   Stock        Common                               Other         Total
                                  Common    Paid-in       Held         Stock     Treasury    Retained   Comprehensive Stockholders'
                                   Stock    Capital     By ESOP      Under RRP     Stock     Earnings       Loss        Equity
                                  --------  ---------  -----------  ------------ ----------  ---------  ------------- ------------

 Balance at June 30, 1999........ $   41     $40,305    $ (2,706)    $    (771)   $(34,204)   $25,183    $   (497)      $27,351

    Net income...................    ---         ---         ---           ---         ---        397         ---           397
    Other comprehensive loss.....                                                                            (201)         (201)
                                                                                                                        -------
         Total comprehensive
    income.......................                                                                                           196
    Dividends paid ($0.09 per
    share).......................    ---         ---         ---           ---         ---       (145)        ---          (145)
    Amortization of RRP awards...    ---         ---         ---            52         ---        ---         ---            52
    RRP award (4,000 treasury
    shares)......................    ---         (10)        ---           (52)         62        ---         ---           ---
    Purchase of 72,200 treasury
       shares....................    ---         ---         ---           ---        (957)       ---         ---          (957)
    ESOP shares committed to be
         released (4,100 shares).    ---          12          41           ---         ---        ---         ---            53
                                  ------     -------    --------     ---------    --------    -------    --------       -------
 Balance at September 30, 1999... $   41     $40,307    $ (2,665)    $    (771)   $(35,099)   $25,435    $   (698)      $26,550
                                  ======     =======    ========     =========    ========    =======    ========       =======

 Balance at June 30, 1998........ $   41     $40,181    $ (2,870)    $    (922)   $(17,730)   $24,508    $     (2)      $43,206

    Net income...................    ---         ---         ---           ---         ---        456         ---           456
    Other comprehensive income...                                                                              65            65
                                                                                                                        -------
         Total comprehensive
    income.......................                                                                                           521
    Dividends paid ($0.09 per
    share).......................    ---         ---         ---           ---         ---       (233)        ---          (233)
    Amortization of RRP awards...    ---         ---         ---            48         ---        ---         ---            48
    RRP award (2,500 treasury
    shares)......................    ---          14         ---           (44)         30        ---         ---           ---
    Purchase of 38,000 treasury
       Shares....................    ---         ---         ---           ---        (612)       ---         ---          (612)
    ESOP shares committed to be
         released (4,100 shares).    ---          26          41           ---         ---        ---         ---            67
                                  ------     -------    --------     ---------    --------    -------    --------       -------
 Balance at September 30, 1998... $   41     $40,221    $ (2,829)    $    (918)   $(18,312)   $24,731    $     63       $42,997
                                  ======     =======    ========     =========    ========    =======    ========       =======


See accompanying notes to unaudited condensed consolidated financial statements.

                 Peekskill Financial Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                For the Three
                                                                 Months Ended
                                                                September 30,
                                                            --------------------
                                                              1999        1998
                                                            --------   ---------
Cash flows from operating activities:
  Net income............................................... $   397      $  456
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses..............................      15          15
    Depreciation and amortization expense..................      26          24
    ESOP and RRP expense...................................     105         115
    Net amortization and accretion of deferred fees,
      discounts and premiums...............................      (6)        (59)
    Net decrease in accrued interest receivable............      63          55
    Net increase in other assets...........................     (23)        (66)
    Deferred tax expense...................................       2          13
    Net increase in other liabilities......................     270         166
                                                            -------      ------
      Net cash provided by operating activities............     849         719
                                                            -------      ------

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity.......................................  (6,935)     (7,436)
    Available-for-sale.....................................     ---      (9,992)
  Proceeds from principal payments, maturities
      and calls of securities:
    Held-to-maturity.......................................   8,115      15,893
    Available-for-sale.....................................     ---       3,000
  Originations of loans, net of principal collections......  (3,829)     (4,297)
  Purchases of office properties and equipment.............      (8)        (20)
                                                            -------      ------
     Net cash used in investing activities.................  (2,657)     (2,852)
                                                            -------      ------
Cash flows from financing activities:
  Net increase in depositor accounts.......................   1,319         608
  Net decrease in mortgage escrow deposits.................    (555)       (658)
  Proceeds from Federal Home Loan Bank advance.............     ---       1,000
  Treasury stock purchases.................................    (957)     (1,962)
  Dividends paid...........................................    (145)       (233)
                                                            -------      ------
     Net cash used in financing activities.................    (338)     (1,245)
                                                            -------      ------
Net decrease in cash and cash equivalents..................  (2,146)     (3,378)
Cash and cash equivalents at beginning of period...........   4,157       4,626
                                                            -------      ------
Cash and cash equivalents at end of period................. $ 2,011     $ 1,248
                                                            =======     =======

Supplemental information:
  Interest paid............................................ $ 1,847     $ 1,697
  Income taxes paid........................................      28         318
  Decrease in liability for treasury
     stock purchased, not yet settled .....................     ---       1,350
                                                            =======     =======


See accompanying notes to unaudited condensed consolidated financial statements.

                 PEEKSKILL FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. Basis of Presentation

         Peekskill Financial Corporation (the "Holding Company") was incorporated in September 1995 and on December 29, 1995 became the holding company for First Federal Savings Bank (the "Bank") upon the completion of the Conversion of the Bank from a mutual savings bank to a stock savings bank (the "Conversion"). The Holding Company and the Bank (collectively, the "Company") are located in Peekskill, New York and the Holding Company's principal business, subsequent to the Conversion, is the ownership of its wholly-owned subsidiary, the Bank. The accompanying unaudited condensed consolidated financial statements include the accounts of the Holding Company and the Bank.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1999 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.


NOTE 2. Stockholders' Equity

         At September 30, 1999, the Company had 2,280,122 common shares held for treasury at a cost of $35.1 million, or $15.39 per share. On August 31, 1999, the Holding Company announced its intention to repurchase up to 100,000 shares of its common stock in the open market over a one-year period, of which 46,900 shares had been repurchased as of September 30, 1999. Shares are purchased at prevailing market prices from time to time depending on market conditions.

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

         All dividends paid to date by the Bank to the Holding Company have been paid from the Bank's current and accumulated earnings and profits. The Holding Company has relied on dividends from the Bank as the principal source of funding for its more recent stock repurchases. Since the Bank intends to limit future dividend payments to amounts that will not result in the recapture of tax bad debt reserves, the amount of additional funds which may be available to the Holding Company for future stock repurchases will generally be limited to the amount of the Bank's current and accumulated earnings and profits. At June 30, 1999, the Bank had approximately $3.4 million in current and accumulated earnings and profits from which it could pay dividends without causing the recapture of any portion of its bad debt reserves. Subsequent to June 30, 1999, the Bank has paid dividends to the Holding Company of $1.0 million.


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

         The table below summarizes the number of shares utilized in the Company's EPS calculations for the three month periods ended September 30, 1999 and 1998. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

                                                   For the Three Months
                                                    Ended September 30,
                                                   --------------------
                                                    1999          1998
                                                   ---------  ---------
                                                      (In thousands)

Weighted average common shares outstanding
   for computation of basic EPS (1)                 1,531        2,516

Common-equivalent shares due to the dilutive
   effect of stock options and RRP awards (2)          29           86
                                                    -----        -----

Weighted average common shares for
   computation of diluted EPS                       1,560        2,602
                                                    =====        =====

(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.

(2)  Computed using the treasury stock method.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

         Total assets at September 30, 1999 were $207.2 million compared to $206.9 million at June 30, 1999, an increase of $234,000. This increase was due primarily to a $3.8 million increase in net loans, partially offset by a $2.1 million decrease in cash and cash equivalents, and a $1.5 million decrease in total securities. Management intends to continue its current strategy of increasing the loan portfolio (primarily through the origination of residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising. Total liabilities increased $1.0 million from June 30, 1999 to September 30, 1999, due primarily to a $1.3 million increase in depositor accounts.

         Total non-performing assets decreased $175,000, or 15.5%, from $1.1 million at June 30, 1999 to $955,000 at September 30, 1999. At September 30, 1999, the Company classified $273,000 of participation interests in certain residential mortgage loans purchased from Thrift Association Service Corporation on non-accrual status, as compared to $316,000 at June 30, 1999. In addition, the Company had three loans, with principal balances totaling $382,000, on non-accrual status at both September 30, 1999 and June 30, 1999. One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $300,000 at September 30, 1999 compared to $432,000 at June 30, 1999.
The Company had no real estate owned at September 30, 1999 and June 30, 1999. The allowance for loan losses was $757,000 or 79.3% of non-performing loans at September 30, 1999, compared to $742,000 or 65.7% of non-performing loans at June 30, 1999. There were no loan charge-offs or recoveries in the three months ended September 30, 1999 and 1998.

         Stockholders' equity decreased $801,000 from $27.4 million at June 30, 1999 to $26.6 million at September 30, 1999. The decrease primarily reflects treasury stock purchases of $957,000, dividends paid of $145,000 and a $201,000 decrease attributable to the net unrealized loss on securities available-for-sale, partially offset by net income of $397,000. Book value per share increased from $14.49 at June 30,1999 to $14.59 at September 30, 1999.


Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

         Net income decreased $59,000 to $397,000, or $0.25 per diluted share, for the quarter ended September 30, 1999, compared to net income of $456,000, or $0.18 per diluted share, for the same period last year. Basic earnings per share amounts were $0.26 and $0.18 for the quarters ended September 30, 1999 and 1998, respectively. The $59,000 decrease in net income was caused primarily by a $177,000 decrease in net interest income, partially offset by a $117,000 decrease in income tax expense. The increase in both diluted and basic earnings per share is due to a decrease in the number of common shares outstanding.

         Net interest income decreased $177,000 in the current quarter compared to the quarter ended September 30, 1998. Interest and dividend income remained constant at $3.4 million for the quarters ended September 30, 1999 and 1998. Average interest-earning assets increased

$6.4 million, offset by a decrease of 21 basis points in the average yield. Interest expense increased $177,000 to $1.9 million for the quarter ended September 30, 1999 compared to the same quarter last year. This increase was due primarily to a $22.1 million increase in average interest-bearing liabilities partially offset by a 14 basis point decrease in the average cost.

         The provision for loan losses was $15,000 for the quarters ended September 30, 1999 and 1998. Management's ongoing evaluation of the adequacy of the allowance for loan losses is based on an assessment of local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $7,000 for the quarter ended September 30, 1999 compared to the prior year quarter. The increase was caused primarily by increases of $10,000 in compensation and benefits, $11,000 in professional fees and $4,000 in computer service fees, partially offset by an $18,000 decrease in other non-interest expenses.

         Income tax expense for the quarter ended September 30, 1999 decreased $117,000 compared to the same period last year. The decrease is due to a $176,000 decrease in pre-tax income and the establishment of a real estate investment trust ("REIT") in the fourth quarter of fiscal 1999. The Company's effective tax rate was 38.6% in the current quarter compared to 44.6% in the quarter ended September 30, 1998, primarily due to the effect of the REIT. The REIT is expected to continue to produce substantial tax savings and a lower effective tax rate for the Company.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                   Three Months Ended
                                                      ----------------------------------------------------------------------------
                                                                September 30, 1999                     September 30, 1998
                                                      -------------------------------------   ------------------------------------
                                                        Average                    Average      Average                  Average
                                                      Balance (1)    Interest    Yield/Rate   Balance (1)   Interest    Yield/Rate
                                                      -----------    --------    ----------   -----------   --------    ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 65,294      $ 1,229           7.53%    $ 49,722    $   990        7.97%
   Mortgage-backed securities(3)................        112,236        1,684           6.00      127,202      2,035        6.40
   Other debt securities(3).....................         22,531          378           6.71       16,854        254        6.02
   Other interest-earning assets................          4,455           64           5.75        4,347         76        7.00
                                                       --------      -------                    --------    -------
     Total interest-earning assets..............        204,516        3,355           6.56      198,125      3,355        6.77
                                                                     -------                                -------
Non interest-earning assets.....................          3,063                                    2,678
                                                       --------                                 --------
     Total assets...............................       $207,579                                 $200,803
                                                       ========                                 ========

Interest-bearing liabilities:
   Regular savings and club accounts............        $51,206       $  356           2.78%    $ 50,933     $  354        2.78%
   Money market and NOW accounts................         17,037          119           2.79       14,178         94        2.64
   Savings certificates and other...............         81,569        1,035           5.08       77,370      1,065        5.51
   Securities repurchase agreements and other            28,250          362           5.13       13,500        182        5.39
     borrowings.................................       --------       ------                    --------     ------
     Total interest-bearing liabilities.........        178,062        1,872           4.21      155,981      1,695        4.35
                                                                      ------                                 ------
Non interest-bearing liabilities................          2,282                                    1,665
                                                       --------                                 --------
     Total liabilities..........................        180,344                                  157,646
Stockholders' equity............................         27,235                                   43,157
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $207,579                                 $200,803
                                                       ========                                 ========
Net earning assets..............................       $ 26,454                                 $ 42,144
                                                       ========                                 ========
Net interest income.............................                     $ 1,483                                $ 1,660
                                                                     =======                                =======
Net interest rate spread........................                                      2.35%                               2.42%
                                                                                      ====                                ====
Net interest margin(4)..........................                                      2.90%                               3.35%
                                                                                      ====                                ====
Ratio of average interest-earning assets to
average  interest-bearing liabilities...........          1.15x                                    1.27x
                                                          ====                                     ====



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

Liquidity and Capital Resources

         The Company's primary sources of funds are depositor accounts from its market area; proceeds from principal and interest payments on loans, mortgage-backed securities and other debt securities; and borrowings from the Federal Home Loan Bank of New York ("FHLB") and other sources. While maturities and scheduled payments on loans and securities are a predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Company are the origination of mortgage loans and the purchase of securities, and its primary financing activity is the attraction of depositor accounts.

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $52.3 million at September 30, 1999. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. The Bank had no such borrowings outstanding at September 30, 1999 and June 30, 1999.

         At September 30, 1999, the Company had $28.0 million of securities repurchase agreements and other borrowings. The Company has utilized borrowings as a funding source in order to supplement retail deposit growth and may engage in additional borrowings, from time to time, as conditions warrant.

         The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of September 1999, the Bank's average daily total liquidity ratio was 12.2%, compared to the minimum OTS requirement of 4.0%.

         The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits in other financial institutions and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on cash flows from the Company's operating, financing and investing activities during any given period. Cash and cash equivalents decreased $2.1 million, from $4.1 million at June 30, 1999 to $2.0 million at September 30, 1999.

         The Company anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At September 30, 1999, the Company had commitments to originate loans of $2.9 million. Savings certificates which are scheduled to mature in one year or less at September 30, 1999 totaled $64.4 million. Management believes that a significant portion of such depositor accounts will remain with the Company.

         At September 30, 1999, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 4.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At September 30, 1999, the Bank had both tangible and core capital of $27.0 million (13.0% of total adjusted assets); Tier I risk-based capital of $27.0 million (43.7% of total risk-weighted assets); and total risk-based capital of $27.8 million (44.9% of total risk-weighted assets).

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

         The Company has initiated formal communications with all its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The
Company's data processing for its core banking applications is performed by a third party vendor. These core applications are the Company's mission-critical systems for purposes of its Year 2000 plan. At this time, the vendor has asserted that it is Year 2000 compliant and the Company, in conjunction with other customers of this vendor, has tested the remediated system. The testing of the Company's data processing vendor is complete and no significant problems were encountered. The Company currently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on its operations.

         Contingency plans have been developed for all mission-critical areas of the Company's operations. The contingency plan for the Company's data processing function involves the manual processing of transactions by the Company's employees. Contingency plans for the other mission-critical areas involve having secondary providers ready if problems with primary providers are encountered.

         The Company utilizes both internal and external resources to reprogram, or replace, and test all software for Year 2000 modifications. Related costs are expensed as incurred, except for costs incurred in the purchase of new software or hardware, which are capitalized. At September 30, 1999, the cumulative costs incurred to address the Year 2000 Issue amounted to approximately $160,000. Costs incurred to date are primarily related to computer hardware purchases, and management does not expect that additional costs to be incurred in connection with the Year 2000 Issue will have a material impact on the Company's financial condition or results of operations. Since substantially all of the Company's loans are residential mortgages, the ability of the Company's borrowers to become Year 2000 compliant is not a significant concern.

         The estimated costs and timetable for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors with respect to both the Company and its suppliers that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this field, the ability to locate and correct all relevant computer codes, testing complications and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's interest rate risk position since June 30, 1999. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Annual Meeting

         The Annual Meeting for the fiscal year ended June 30, 2000 will be held on October 18, 2000 at the main office of the Company.

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

         a.  The annual meeting of stockholders was held on October 20, 1999

         b. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

         Election of the following persons to serve a three year term as directors of the Company:

                                                FOR                    WITHHELD
             Edward H. Dwyer                 1,533,675                  64,200
             John A. McGurty, Jr.            1,532,025                  65,850

         Ratification of the appointment of KPMG Peat Marwick LLP as auditors for the Company for the fiscal year ending June 30, 2000:

                  For                                 1,575,425
                  Against                                19,050
                  Abstain                                 3,400

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


                                        PEEKSKILL FINANCIAL CORPORATION
                                        (Registrant)


DATE:  November 5, 1999                 BY: /s/ Eldorus Maynard
                                            -------------------
                                            Eldorus Maynard
                                            Chairman of the Board and
                                            Chief Executive Officer


DATE:  November 5, 1999                 BY: /s/ William J. LaCalamito
                                            -------------------------
                                            William J. LaCalamito
                                            President
                                            (principal financial officer)