Form 10-Q
period 1999-12-31
PEEKSKILL FINANCIAL CORP
filed 2000-02-14
CIK 1001802

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1999

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

                           Yes    [ x ]              No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
             Class:                            at  February 4, 2000
-----------------------------                  --------------------
Common Stock, $0.01 par value                       1,762,228

                         Peekskill Financial Corporation

                                    Form 10-Q

                  Three and Six Months Ended December 31, 1999

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                                Page

      Consolidated Balance Sheets at December 31, 1999
         and June 30, 1999                                                  3

      Consolidated Statements of Income for the three and six
         months ended December 31, 1999 and 1998                            4

      Consolidated Statements of Changes in Stockholders'
         Equity for the six months ended December 31, 1999 and 1998         5

      Consolidated Statements of Cash Flows for the six
         months ended December 31, 1999 and 1998                            6

     Notes to Consolidated Interim Financial Statements                     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            9
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                 15

                           Part II - Other Information

Other Information                                                          16

Signatures                                                                 17

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                                 December 31, 1999      June 30, 1999
                                                                 -----------------      -------------
Assets:
Cash and due from banks..................................            $  2,433              $    957
Interest-bearing deposits................................               8,006                 3,200
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $112,073 at December 31, 1999 and $118,675
     at June 30, 1999)...................................             114,290               119,122
  Available-for-sale, at fair value (amortized cost of
     $16,500 at December 31, 1999 and June 30, 1999).....              15,082                15,673
                                                                     --------              --------
    Total securities.....................................             129,372               134,795
                                                                     --------              --------

Loans, net of allowance for loan losses of $772 at
     December 31, 1999 and $742 at June 30, 1999.........              68,048                63,436
Federal Home Loan Bank stock.............................               1,550                 1,463
Accrued interest receivable..............................               1,105                 1,094
Office properties and equipment, net.....................               1,069                 1,114
Deferred income taxes, net...............................               1,044                   814
Other assets.............................................                  32                    59
                                                                     --------              --------
  Total assets...........................................            $212,659              $206,932
                                                                     ========              ========

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts.....................................            $152,651              $148,693
  Securities repurchase agreements and other borrowings..              31,000                28,000
  Mortgage escrow deposits...............................               1,847                 1,692
  Other liabilities......................................               1,178                 1,196
                                                                     --------              --------
    Total liabilities....................................             186,676               179,581
                                                                     --------              --------

Stockholders' equity (Note 2):
Preferred stock (par value $0.01 per share; 100,000
  shares authorized; none issued or outstanding).........                 ---                   ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued)............                  41                    41
Additional paid-in capital...............................              40,325                40,305
Unallocated common stock held by employee stock
  ownership plan ("ESOP")................................              (2,624)               (2,706)
Unamortized awards of common stock under recognition
  and retention plan ("RRP").............................                (719)                 (771)
Treasury stock, at cost (2,337,522 shares at December 31,
  1999 and 2,211,922 shares at June 30, 1999)............             (35,846)              (34,204)
Retained earnings........................................              25,696                25,183
Accumulated other comprehensive loss, net of tax benefit.                (890)                 (497)
                                                                     --------              --------
   Total stockholders' equity............................              25,983                27,351
                                                                     --------              --------

   Total liabilities and stockholders' equity............            $212,659              $206,932
                                                                     ========              ========

See accompanying notes to unaudited consolidated financial statements.


                                   Peekskill Financial Corporation and Subsidiary
                                         Consolidated Statements of Income
                                                     (Unaudited)
                                        (In thousands, except per share data)

                                                For the Three Months          For the Six Months
                                                  Ended December 31,           Ended December 31,
                                            ---------------------------     ------------------------
                                               1999            1998            1999          1998
                                            ------------    -----------     -----------   ----------
Interest and dividend income:
 Loans..................................      $ 1,260         $ 1,032        $ 2,489       $ 2,022
 Securities.............................        2,050           2,196          4,112         4,485
 Interest-bearing deposits and other....          118             142            182           218
                                              -------         -------        -------       -------
  Total interest and dividend income....        3,428           3,370          6,783         6,725
                                              -------         -------        -------       -------
Interest expense:
 Depositor accounts.....................        1,547           1,508          3,057         3,021
 Securities repurchase agreements and
     other borrowings...................          371             222            733           404
                                              -------         -------        -------       -------
  Total interest expense................        1,918           1,730          3,790         3,425
                                              -------         -------        -------       -------
  Net interest income...................        1,510           1,640          2,993         3,300
Provision for loan losses ..............           15              15             30            30
                                              -------         -------        -------       -------

  Net interest income after
   provision for loan losses............        1,495           1,625          2,963         3,270
                                              -------         -------        -------       -------
Non-interest income.....................           72              69            143           132
                                              -------         -------        -------       -------
Non-interest expense:
  Compensation and benefits.............          489             451            954           906
  Occupancy costs.......................          107             101            223           213
  Professional fees.....................           48              41             97            79
  Computer service fees.................           66              55            122           107
  Federal deposit insurance costs.......           36              36             72            72
  Safekeeping and custodial expenses....           28              27             53            56
  Other.................................          144             189            289           352
                                              -------         -------        -------       -------
    Total non-interest expense..........          918             900          1,810         1,785
                                              -------         -------        -------       -------

Income before income tax expense........          649             794          1,296         1,617
Income tax expense......................          250             350            500           717
                                              -------         -------        -------       -------

  Net income............................      $   399         $   444        $   796       $   900
                                              =======         =======        =======       =======

Earnings per share (Note 3):
  Basic.................................      $  0.27         $  0.18        $  0.53       $  0.36
  Diluted...............................         0.27            0.18           0.52          0.35


See accompanying notes to unaudited consolidated financial statements.

                 Peekskill Financial Corporation and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                     Unallocated Unamortized
                                                        Common    Awards of                          Accumulated
                                            Additional  Stock       Common                              Other         Total
                                  Common    Paid-in      Held       Stock      Treasury   Retained  Comprehensive  Stockholders'
                                   Stock    Capital    By ESOP    Under RRP     Stock     Earnings      Loss          Equity
                                  --------  --------- ----------- -----------  ---------  --------- -------------- -------------

 Balance at June 30, 1999........  $   41    $40,305   $(2,706)     $ (771)     $(34,204)  $25,183     $(497)         $ 27,351

    Net income...................     ---        ---       ---         ---           ---       796       ---               796
    Other comprehensive loss.....
                                                                                                        (393)             (393)
                                                                                                                      --------
         Total comprehensive
    income.......................                                                                                          403
    Dividends paid ($0.18 per
    share).......................     ---        ---       ---         ---           ---      (283)      ---              (283)
    Amortization of RRP awards...     ---        ---       ---         104           ---       ---       ---               104
    RRP award (4,000 treasury
    shares)......................     ---        (10)      ---         (52)           62       ---       ---               ---
    Tax benefit from vesting of
       RRP awards................     ---          6       ---         ---           ---       ---       ---                 6
    Purchase of 129,600 treasury
       shares....................     ---        ---       ---         ---        (1,704)      ---       ---            (1,704)
    ESOP shares committed to be
       released (8,200 shares)...     ---         24        82         ---           ---       ---       ---               106
                                   ------    -------   -------      ------      --------   -------     -----           -------
 Balance at December 31, 1999....  $   41    $40,325   $(2,624)     $ (719)     $(35,846)  $25,696     $(890)          $25,983
                                   ======    =======   =======      ======      ========   =======     =====           =======

 Balance at June 30, 1998........  $   41    $40,181   $(2,870)     $ (922)     $(17,730)  $24,508     $  (2)          $43,206

    Net income...................     ---        ---       ---         ---           ---       900       ---               900
    Other comprehensive loss.....                                                                       (124)             (124)
                                                                                                                      --------
         Total comprehensive
    income.......................                                                                                          776
    Dividends paid ($0.18 per
    share).......................     ---        ---       ---         ---           ---      (464)      ---              (464)
    Amortization of RRP awards...     ---        ---       ---          97           ---       ---       ---                97
    RRP award (2,500 treasury
    shares)......................     ---         14       ---         (44)           30       ---       ---               ---
    Tax benefit from vesting of
       RRP awards................     ---         36       ---         ---           ---       ---       ---                36
    Purchase of 56,000 treasury
       shares....................     ---        ---       ---         ---          (857)      ---       ---              (857)
    ESOP shares committed to be
       released (8,200 shares)...     ---         41        82         ---           ---       ---       ---               123
                                   ------    -------   -------      ------      --------   -------     -----           -------
 Balance at December 31, 1998....  $   41    $40,272   $(2,788)     $ (869)     $(18,557)  $24,944     $(126)          $42,917
                                   ======    =======   =======      ======      ========   =======     =====           =======



See accompanying notes to unaudited consolidated financial statements.


                 Peekskill Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                   For the Six Months Ended
                                                                         December 31,
                                                                   ------------------------
                                                                       1999         1998
                                                                   ----------    ----------
Cash flows from operating activities:
  Net income.................................................       $   796        $   900
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses................................            30             30
    Depreciation and amortization expense....................            51             50
    ESOP and RRP expense.....................................           210            220
    Net amortization and accretion of deferred fees, discounts
       and premiums..........................................           (13)            (4)
    Net increase in accrued interest receivable..............           (11)          (116)
    Net decrease (increase) in other assets..................            27             (8)
    Deferred tax benefit.....................................           (41)           (66)
    Net (decrease) increase in other liabilities.............           (13)           222
                                                                    -------        -------
      Net cash provided by operating activities..............       $ 1,036        $ 1,228
                                                                    -------        -------

Cash flows from investing activities:
  Purchases of securities:
    Held-to-maturity.........................................        (9,896)       (20,358)
    Available-for-sale.......................................           ---        (17,500)
  Proceeds from principal payments, maturities and
    calls of securities:
    Held-to-maturity.........................................        14,752         37,008
    Available-for-sale.......................................           ---          4,500
  Originations of loans, net of principal collections........        (4,642)        (5,037)
  Proceeds from sale of real estate owned....................           ---             94
  Purchase of FHLB stock.....................................           (87)           ---
  Purchases of office properties and equipment...............            (7)           (41)
                                                                    -------        -------
     Net cash provided by (used in) investing activities.....           120         (1,334)
                                                                    -------        -------

Cash flows from financing activities:
  Net increase in depositor accounts.........................         3,958          4,508
  Net increase in mortgage escrow deposits...................           155             64
  Proceeds from securities repurchase agreements and
     other borrowings........................................         6,000         10,000
  Repayments of securities repurchase agreements and
     other borrowings........................................        (3,000)           ---
  Treasury stock purchases...................................        (1,704)        (2,207)
  Dividends paid.............................................          (283)          (464)
                                                                    -------        -------
     Net cash provided by financing activities...............         5,126         11,901
                                                                    -------        -------

Net increase in cash and cash equivalents....................         6,282         11,795
Cash and cash equivalents at beginning of period.............         4,157          4,626
                                                                    -------        -------
Cash and cash equivalents at end of period...................       $10,439        $16,421
                                                                    =======        =======
Supplemental information:
  Interest paid..............................................       $ 3,741        $ 3,385
  Income taxes paid..........................................           579            702
  Decrease in liability for treasury stock purchased, not
     yet settled.............................................          ---           1,350
                                                                    =======        =======


     See accompanying notes to unaudited consolidated financial statements.

                 PEEKSKILL FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1999 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.


NOTE 2.  Stockholders' Equity

         From July 1, 1999 through December 31, 1999, the Holding Company purchased 129,600 shares for treasury at a cost of $1.7 million, or $13.15 per share. At December 31, 1999, the Holding Company has a total of 2,337,522 shares held for treasury, at a total cost of $35.8 million or $15.33 per share.

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

         All dividends paid to date by the Bank to the Holding Company have been paid from the Bank's current and accumulated earnings and profits. The Holding Company has relied on dividends from the Bank as the principal source of funding for its more recent stock repurchases. Since the Bank intends to limit future dividend payments to amounts that will not result in the recapture of tax bad debt reserves, the amount of additional funds which may be available to the Holding Company for future stock repurchases will generally be limited to the amount of the Bank's current and accumulated earnings and profits. At December 31, 1999, the Bank had approximately $2.7 million in current and accumulated earnings and profits from which it could pay dividends without causing the recapture of any portion of its bad debt reserves.

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

         The table below summarizes the number of shares utilized in the Company's EPS calculations for the three and six month periods ended December 31, 1999 and 1998. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each period presented.


                                                   For the Three Months            For the Six Months
                                                    Ended December 31,             Ended December 31,
                                                   --------------------           --------------------
                                                      1999       1998                1999       1998
                                                   ----------  --------           ----------  --------
                                                                      (In thousands)
Weighted average common shares outstanding
   for computation of basic EPS (1)                   1,461          2,482           1,496          2,499

Common-equivalent shares due to the dilutive
   effect of stock options and RRP awards (2)            24             44              27             67
                                                      -----          -----           -----          -----
Weighted average common shares for
   computation of diluted EPS                         1,485          2,526           1,523          2,566
                                                      =====          =====           =====          =====

(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.
(2) Computed using the treasury stock method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

         In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reforms.

         The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

         Total assets at December 31, 1999 were $212.7 million compared to $206.9 million at June 30, 1999, an increase of $5.7 million. This increase was due primarily to a $6.3 million increase in cash and cash equivalents and a $4.6 million increase in net loans, partially offset by a $5.4 million decrease in total securities. The funding of the asset growth was accomplished by a $3.0 million increase in securities repurchase agreements and other borrowings and a $4.0 million increase in depositor accounts. Management intends to continue its current strategy of increasing the loan portfolio (primarily through the origination of residential mortgage loans), as market conditions permit, by introducing new products and stimulating loan demand through advertising.

         Total non-performing loans decreased $195,000, or 17.3%, to $935,000 at December 31, 1999 from $1.1 million at June 30, 1999. At December 31, 1999, the Company classified $264,000 of participation interests in certain residential mortgage loans purchased from Thrift Association Service Corporation as non-accrual, as compared to $316,000 at June 30, 1999. Additional non-accrual mortgage loans totaled $563,000 at December 31, 1999 and $382,000 at June 30, 1999. One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $108,000 at December 31, 1999 compared to $432,000 at June 30, 1999. The allowance for loan losses was $772,000 or 82.6% of non-performing loans at December 31, 1999, compared to $742,000 or 65.7% of non-performing loans at June 30, 1999.

There were no loan charge-offs or recoveries in the six months ended December 31, 1999. The Bank had no real estate owned at December 31, 1999 and June 30, 1999.

         Stockholders' equity decreased $1.4 million from $27.4 million at June 30, 1999 to $26.0 million at December 31, 1999. The decrease primarily reflects treasury stock purchases of $1.7 million and dividends paid of $283,000, partially offset by net income of $796,000. Book value per share increased from $14.49 at June 30,1999 to $14.74 at December 31, 1999.


Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

         Net income decreased $45,000 to $399,000, or $0.27 per diluted share, for the quarter ended December 31, 1999, compared to net income of $444,000, or $0.18 per diluted share, for the same period last year. Basic EPS amounts were $0.27 and $0.18 for the quarters ended December 31, 1999 and 1998, respectively. The decrease in net income is primarily attributable to a $130,000 decrease in net interest income, partially offset by a $100,000 decrease in income tax expense. The higher basic and diluted EPS amounts in the current quarter reflect the substantially lower number of shares outstanding, due to treasury stock purchases made over the past year.

         Net interest income decreased $130,000 in the current quarter compared to the quarter ended December 31, 1998, reflecting a 29 basis point decline in the net yield on average interest-earning assets to 2.93% in the current quarter. The decreases in the net yield and in net interest income reflect the $15.4 million decline in average net earning assets from $41.6 million for the three months ended December 31, 1998 to $26.2 million for the current quarter, mostly attributable to the utilization of $17.7 million to purchase common stock for treasury. Interest and dividend income remained constant at $3.4 million for the quarters ended December 31, 1999 and 1998. Average interest-earning assets increased $2.4 million and the average yield increased 4 basis points. Interest expense increased $188,000 to $1.9 million for the quarter ended December 31, 1999 compared to the same quarter last year. This increase was due primarily to a $19.4 million increase in average interest-bearing liabilities partially offset by a 4 basis point decrease in the average cost.

         The provision for loan losses was $15,000 for the quarters ended December 31, 1999 and 1998. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $18,000 for the quarter ended December 31, 1999 compared to the prior year quarter. The increase was caused primarily by increases of $38,000 in compensation and benefits, $11,000 in computer service fees and $7,000 in professional fees, partially offset by a $45,000 decrease in other non-interest expenses. The increase in compensation and benefits is due to normal salary increases. The $45,000 decrease in other non-interest expenses is primarily due to expenses of approximately $25,000 relating to the Company's Modified Dutch Auction, that were incurred in the quarter ended December 31, 1998.

         Income tax expense for the quarter ended December 31, 1999 decreased $100,000 compared to the same period last year. The decrease is due to a $145,000 decrease in pre-tax income and the establishment of a real estate investment trust ("REIT") in the fourth quarter of fiscal 1999. The Company's effective tax rate was 38.5% in the current quarter compared to 44.1% in the quarter ended December 31, 1998, primarily due to the effect of the REIT.

Comparison of Operating Results for the Six Months Ended December 31, 1999 and 1998

         Net income decreased $104,000 to $796,000, or $0.52 per diluted share, for the six months ended December 31, 1999, compared to $900,000, or $0.35 per diluted share, for the six months ended December 31, 1998. Basic EPS amounts were $0.53 and $0.36 for the six months ended December 31, 1999 and 1998, respectively. The decrease in net income is primarily attributable to a $307,000 decrease in net interest income, partially offset by a $217,000 decrease in income tax expense. The higher basic and diluted EPS amounts in the current six-month period reflect the substantially lower number of shares outstanding, due to treasury stock purchases made over the past year.

         Net interest income decreased $307,000 for the six months ended December 31, 1999 compared to the six months ended December 31, 1998, reflecting a 37 basis point decline in the net yield on average interest-earning assets to 2.91% in the six months ended December 31, 1999. The decreases in the net yield and in net interest income reflect the $15.5 million decline in average net earning assets from $41.9 million for the six months ended December 31, 1998 to $26.4 million for the current six months, mostly attributable to the utilization of $17.7 million to purchase common stock for treasury. Interest and dividend income increased $58,000 to $6.8 million for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. Average interest-earning assets increased $4.0 million, partially offset by an 8 basis point decrease in the average yield. Interest expense increased $365,000 to $3.8 million for the six months ended December 31, 1999 compared to the same period last year. The increase was caused primarily by a $20.9 million increase in interest-bearing liabilities, partially offset by a 10 basis point decrease in the average rate.

         The provision for loan losses was $30,000 for the six-month periods ended December 31, 1999 and 1998. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         For the six months ended December 31, 1999 non-interest expense increased $25,000 compared to the same period in 1998. The increase was caused primarily by increases of $48,000 in compensation and benefits, $18,000 in professional fees and $15,000 in computer service fees, partially offset by a $63,000 decrease in other non-interest expenses. The $48,000 increase in compensation  and  benefits  is due to  normal  salary  increases.  The  $63,000 decrease in other non-interest expenses is primarily due to expenses of approximately $25,000, relating to the Company's Modified Dutch Auction, that were incurred in the quarter ended December 31, 1998.

         Income tax expense decreased $217,000 for the six months ended December 31, 1999 compared to the same period a year ago. The decrease is due to a $321,000 decrease in pre-tax income and the effect of the REIT. The Company's effective tax rate was 38.6% for the six months ended December 31, 1999 compared to 44.3% for the same period in 1998.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                    Six Months Ended
                                                     ---------------------------------------------------------------------------
                                                                    December 31,                          December 31,
                                                                        1999                                  1998
                                                     ---------------------------------------- ----------------------------------
                                                        Average                      Average     Average                Average
                                                     Balance  (1)   Interest       Yield/Rate  Balance (1) Interest   Yield/Rate
                                                     ------------  ----------     ----------- ------------ --------- -----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 66,156      $ 2,489           7.52%    $ 50,810    $ 2,023        7.96%
   Mortgage-backed securities(3)................        109,498        3,341           6.10      123,219      3,913        6.35
   Other debt securities(3).....................         23,043          771           6.69       18,551        571        6.16
   Other interest-earning assets................          6,716          182           5.42        8,794        218        4.96
                                                       --------      -------                    --------    -------
     Total interest-earning assets..............        205,413        6,783           6.60      201,374      6,725        6.68
                                                                     -------                                -------
Non interest-earning assets.....................          3,118                                    2,688
                                                       --------                                 --------
     Total assets...............................       $208,531                                 $204,062
                                                       ========                                 ========

Interest-bearing liabilities:
   Regular savings and club accounts............       $ 50,605      $   703           2.78%    $ 50,383    $   699        2.77%
   Money market and NOW accounts (5)............         18,268          236           2.58       14,705        194        2.64
   Savings certificates and other...............         82,879        2,188           5.11       78,205      2,128        5.44
   Securities repurchase agreements and other            28,571          733           5.13       16,143        404        5.00
                                                       --------      -------                    --------    -------
borrowings......................................
     Total interest-bearing liabilities.........        180,323        3,790           4.20      159,436      3,425        4.30
                                                                     -------                                -------
Non interest-bearing liabilities................          1,391                                    1,577
                                                       --------                                 --------
     Total liabilities..........................        181,714                                  161,013
Stockholders' equity............................         26,817                                   43,049
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $208,531                                 $204,062
                                                       ========                                 ========
Net earning assets..............................       $ 26,369                                 $ 41,938
                                                       ========                                 ========
Net interest income.............................                     $ 2,993                                $ 3,300
                                                                     =======                                =======
Net interest rate spread........................                                       2.40%                               2.38%
                                                                                       ====                                ====
Net yield on average interest-earning assets(4).                                       2.91%                               3.28%
                                                                                       ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................         1.14x                                    1.26x
                                                         ====                                     ====

                                                                                  Three Months Ended
                                                     ---------------------------------------------------------------------------
                                                                    December 31,                          December 31,
                                                                        1999                                  1998
                                                     ---------------------------------------- ----------------------------------
                                                        Average                      Average     Average                Average
                                                     Balance  (1)   Interest       Yield/Rate  Balance (1) Interest   Yield/Rate
                                                     ------------  ----------     ----------- ------------ --------- -----------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................       $ 67,181      $ 1,260           7.50%    $ 52,044    $ 1,032        7.93%
   Mortgage-backed securities(3)................        107,132        1,657           6.19      119,061      1,879        6.31
   Other debt securities(3).....................         23,373          393           6.73       20,605        317        6.15
   Other interest-earning assets................          8,278          118           5.70       11,849        142        4.79
                                                       --------      -------                    --------    -------
     Total interest-earning assets..............        205,964        3,428           6.66      203,559      3,370        6.62
                                                                     -------                                -------
Non interest-earning assets.....................          3,179                                    2,704
                                                       --------                                 --------
     Total assets...............................       $209,143                                 $206,263
                                                       ========                                 ========

Interest-bearing liabilities:
   Regular savings and club accounts............        $49,986        $ 347          2.78%      $49,691      $ 345       2.78%
   Money market and NOW accounts (5)............         18,490          116           2.51       15,192        100        2.63
   Savings certificates and other...............         84,140                        5.15       78,792                   5.39
                                                                       1,084                                  1,062
   Securities repurchase agreements and other            28,750          371           5.16       18,250        223        4.89
                                                       --------      -------                    --------    -------
borrowings......................................
     Total interest-bearing liabilities.........        181,366        1,918           4.23      161,925      1,730        4.27
                                                                     -------                                -------
Non interest-bearing liabilities................          1,445                                    1,426
                                                       --------                                 --------
     Total liabilities..........................        182,811                                  163,351
Stockholders' equity............................         26,332                                   42,912
                                                       --------                                 --------
     Total liabilities and stockholders' equity.       $209,143                                 $206,263
                                                       ========                                 ========
Net earning assets..............................       $ 26,229                                 $ 41,634
                                                       ========                                 ========
Net interest income.............................                     $ 1,510                                $ 1,640
                                                                     =======                                =======
Net interest rate spread........................                                       2.43%                               2.35%
                                                                                       ====                                ====
Net yield on average interest-earning assets(4).                                       2.93%                               3.22%
                                                                                       ====                                ====
Average interest-earning assets to average
 interest-bearing liabilities...................         1.14x                                    1.26x
                                                         ====                                     ====

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

(5) Average balances for the six months and three months ended December 31, 1999 include non-interest bearing checking deposits of $1.3 million and $1.6 million, respectively. Excluding these deposits, the average rate would be 2.78% for the six months ended December 31, 1999 and 2.75% for the three months ended December 31, 1999.

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

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $52.0 million at December 31, 1999. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. The Bank had $6.0 million of such borrowings outstanding at December 31, 1999 and none at June 30, 1999. The
Company also had $25.0 million of borrowings under securities repurchase agreements at December 31, 1999, compared to $28.0 million at June 30, 1999. The Company has utilized borrowings as a funding source in order to supplement retail deposit growth and may engage in additional borrowings, from time to time, as conditions warrant.

         The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of December 1999, the Bank's average daily total liquidity ratio was 16.8%, compared to the minimum OTS requirement of 4.0%.

         The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits in other financial institutions and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on cash flows from the Company's operating, financing and investing activities during any given period. Cash and cash equivalents increased $6.2 million, from $4.2 million at June 30, 1999 to $10.4 million at December 31, 1999. The temporary increase in cash and cash equivalents at year-end 1999 was due, in part, to Year 2000 contingency planning for possible depositor withdrawals.

         The Company anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At December 31, 1999, the Company had commitments to originate loans of $1.3 million. Savings certificates scheduled to mature in one year or less at December 31, 1999 totaled $65.7 million. Management believes that a significant portion of such depositor accounts will remain with the Company.

         At December 31, 1999, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 4.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 1999, the Bank had both tangible and core capital of $26.9 million (12.6% of total adjusted assets); Tier I risk-based capital of $26.9 million (43.1% of total risk-weighted assets); and total risk-based capital of $27.7 million (44.3% of total risk-weighted assets).

Year 2000

         The Company's Year 2000 preparations allowed it to transition into the new year without system failures or interruptions in customer service. The Company is not currently aware of any Year 2000 issues that have adversely affected its customers or key business relationships. However, the nature of the Year 2000 issue is such that unanticipated developments affecting the Company's information technology systems, and/or those of third parties, upon which it depends, may come to light in the future. The Company will continue to monitor its systems for Year 2000 issues that may not have been immediately apparent, as well as possible adverse effects on its customers and key business relationships. The Company's cumulative Year 2000 costs of $160,000 through December 31, 1999 were primarily for computer hardware purchases. Management does not expect that any additional significant costs will be incurred in connection with the Year 2000 issue.

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


                                                PEEKSKILL FINANCIAL CORPORATION
                                                (Registrant)


DATE:  February 11, 2000                    BY:  /s/ Eldorus Maynard
                                                 -------------------
                                                 Eldorus Maynard
                                                 Chairman of the Board and
                                                 Chief Executive Officer


DATE:  February 11, 2000                    BY:  /s/ William J. LaCalamito
                                                 -------------------------
                                                 William J. LaCalamito
                                                 President
                                                 (principal financial officer)