Form 10-Q
period 2000-03-31
PEEKSKILL FINANCIAL CORP
filed 2000-05-12
CIK 1001802

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                            For the Quarter Ended March 31, 2000

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
             Class:                                     at May 5, 2000
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                              1,762,228

                         Peekskill Financial Corporation

                                    Form 10-Q

                   Three and Nine Months Ended March 31, 2000

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS  (Unaudited)                              Page

      Consolidated Balance Sheets at March 31, 2000
         and June 30, 1999                                                3

      Consolidated Statements of Income for the three and nine
         months ended March 31, 2000 and 1999                             4

      Consolidated Statements of Changes in Stockholders'
         Equity for the nine months ended March 31, 2000 and 1999         5

      Consolidated Statements of Cash Flows for the nine
         months ended March 31, 2000 and 1999                             6

     Notes to Consolidated Financial Statements                           7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          8
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                               14

                           Part II - Other Information

Other Information                                                        15

Signatures                                                               16

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 Peekskill Financial Corporation and Subsidiary
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)


                                                            March 31,   June 30,
                                                              2000        1999
                                                            ---------  ---------
Assets:
Cash and due from banks..................................   $  1,105   $    957
Interest-bearing deposits................................      4,200      3,200
Securities:
  Held-to-maturity, at amortized cost (fair value of
     $111,050 at March 31,2000 and $118,675
     at June 30, 1999)...................................    113,669    119,122
  Available-for-sale, at fair value (amortized cost of
     $16,500 at March 31, 2000 and June 30, 1999)........     15,114     15,673
                                                            --------   --------
    Total securities.....................................    128,783    134,795
                                                            --------   --------

Loans, net of allowance for loan losses of $787 at
     March 31, 2000 and $742 at June 30, 1999............     67,161     63,436
Federal Home Loan Bank stock.............................      1,550      1,463
Accrued interest receivable..............................        981      1,094
Office properties and equipment, net.....................      1,044      1,114
Deferred income taxes, net...............................        986        814
Other assets.............................................         64         59
                                                            --------   --------
  Total assets...........................................   $205,874   $206,932
                                                            ========   ========

Liabilities and Stockholders' Equity:
Liabilities:
  Depositor accounts.....................................   $151,633   $148,693
  Securities repurchase agreements and other borrowings..     25,000     28,000
  Mortgage escrow deposits...............................      1,862      1,692
  Other liabilities......................................      1,288      1,196
                                                            --------   --------
    Total liabilities....................................    179,783    179,581
                                                            --------   --------

Stockholders' equity (Note 3):
Preferred stock (par value $0.01 per share; 100,000
  shares authorized; none issued or outstanding).........        ---        ---
Common stock (par value $0.01 per share; 4,900,000
  shares authorized; 4,099,750 shares issued)............         41         41
Additional paid-in capital...............................     40,351     40,305
Unallocated common stock held by employee stock
  ownership plan ("ESOP")................................    (2,583)     (2,706)
Unamortized awards of common stock under recognition
  and retention plan ("RRP").............................      (668)       (771)
Treasury stock, at cost (2,337,522 shares at March 31,
  2000 and 2,211,922 shares at June 30, 1999)............   (35,846)    (34,204)
Retained earnings........................................     25,666     25,183
Accumulated other comprehensive loss, net of tax benefit.      (870)       (497)
                                                            --------   --------
   Total stockholders' equity............................     26,091     27,351
                                                            --------   --------

   Total liabilities and stockholders' equity............   $205,874   $206,932
                                                            ========   ========


See accompanying notes to unaudited consolidated financial statements.

                 Peekskill Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                        For the Three Months For the Nine Months
                                           Ended March 31,      Ended March 31,
                                        -------------------- -------------------
                                            2000    1999        2000       1999
                                        --------- ---------- --------- ---------
Interest and dividend income:
 Loans..................................   $1,249  $1,032     $ 3,738    $ 3,054
 Securities.............................    2,040   2,163       6,152      6,648
 Interest-bearing deposits and other....      127     131         309        349
                                           ------  ------     -------    -------
  Total interest and dividend income....    3,416   3,326      10,199     10,051
                                           ------  ------     -------    -------

Interest expense:
 Depositor accounts.....................    1,550   1,468       4,607      4,489
 Securities repurchase agreements and
     other borrowings...................      384     292       1,117        696
                                           ------  ------     -------    -------
  Total interest expense................    1,934   1,760       5,724      5,185
                                           ------  ------     -------    -------

  Net interest income...................    1,482   1,566       4,475      4,866

Provision for loan losses ..............       15      15          45         45
                                           ------  ------     -------    -------
  Net interest income after provision
   for loan losses......................    1,467   1,551       4,430      4,821
                                           ------  ------     -------    -------
Non-interest income.....................       70      61         213        193
                                           ------  ------     -------    -------

Non-interest expense:
  Compensation and benefits.............      489     445       1,443      1,351
  Occupancy costs.......................      120     122         343        335
  Professional fees.....................      337      77         434        156
  Computer service fees.................       70      58         192        165
  Federal deposit insurance costs.......       24      37          96        109
  Safekeeping and custodial expenses....       29      23          82         79
  Other.................................      132     154         421        506
                                           ------  ------     -------    -------
    Total non-interest expense..........    1,201     916       3,011      2,701
                                           ------  ------     -------    -------

Income before income tax expense........
                                              336     696       1,632      2,313
Income tax expense......................      232     301         732      1,018
                                           ------  ------     -------    -------

  Net income............................   $  104  $  395     $   900    $ 1,295
                                           ======  ======     =======    =======

Earnings per share (Note 4):
  Basic.................................   $0.07    $0.20       $0.61      $0.56
  Diluted...............................    0.07     0.19        0.59       0.54


See accompanying notes to unaudited consolidated financial statements.

                 Peekskill Financial Corporation and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                       Unallocated Unamortized
                                                         Common    Awards of                          Accumulated
                                            Additional   Stock      Common                              Other         Total
                                  Common     Paid-in     Held        Stock      Treasury   Retained  Comprehensive  Stockholders'
                                   Stock    Capital     By ESOP    Under RRP     Stock     Earnings      Loss          Equity
                                  --------  --------- ----------- -----------  ---------  --------- -------------- -------------
 Balance at June 30, 1999........ $   41     $40,305   $ (2,706)   $  (771)     $(34,204)  $25,183    $   (497)       $ 27,351

    Net income...................    ---         ---        ---        ---           ---       900         ---             900
    Other comprehensive loss.....    ---         ---        ---        ---           ---       ---        (373)           (373)
                                                                                                                      --------
         Total comprehensive
    income.......................                                                                                          527
    Dividends paid ($0.27 per
    share).......................    ---         ---        ---        ---           ---      (417)        ---            (417)
    Amortization of RRP awards...    ---         ---        ---        155           ---       ---         ---             155
    RRP award (4,000 treasury
    shares)......................    ---         (10)       ---        (52)           62       ---         ---             ---
    Tax benefit from vesting of
       RRP awards................    ---           6        ---        ---           ---       ---         ---               6
    Purchase of 129,600 treasury
       shares....................    ---         ---        ---        ---        (1,704)      ---         ---          (1,704)
    ESOP shares committed to be
       released (12,300 shares)..    ---          50        123        ---           ---       ---         ---             173
                                  ------     -------   --------    -------      --------   -------    --------        --------
 Balance at March 31, 2000....... $   41     $40,351     (2,583)   $  (668)     $(35,846)  $25,666    $   (870)       $ 26,091
                                  ======     =======   ========    =======      ========   =======    ========        ========



 Balance at June 30, 1998........ $   41     $40,181   $ (2,870)   $  (922)     $(17,730)  $24,508    $     (2)       $ 43,206

    Net income...................    ---         ---        ---        ---           ---     1,295         ---           1,295
    Other comprehensive loss.....    ---         ---        ---        ---           ---       ---        (208)           (208)
                                                                                                                      --------
         Total comprehensive
    income.......................                                                                                        1,087
    Dividends paid ($0.27 per
    share).......................    ---         ---        ---        ---           ---      (622)        ---            (622)
    Amortization of RRP awards...    ---         ---        ---        146           ---       ---         ---             146
    RRP award (2,500 treasury
    shares)......................    ---          14        ---        (44)           30       ---         ---             ---
    Exercise of stock options
    (20,499 treasury shares).....    ---         ---        ---        ---           318       (75)        ---             243
    Tax benefit from vesting of
       RRP awards................    ---          36        ---        ---           ---       ---         ---              36
    Purchase of 956,040 treasury
       shares....................    ---         ---        ---        ---       (15,801)      ---         ---         (15,801)
    ESOP shares committed to be
       released (12,300 shares)..    ---          59        123        ---           ---       ---         ---             182
                                  ------     -------   --------    -------      --------   -------    --------        --------
 Balance at March 31, 1999....... $   41     $40,290   $ (2,747)   $  (820)     $(33,183)  $25,106    $   (210)       $ 28,477
                                  ======     =======   ========    =======      ========   =======    ========        ========

See accompanying notes to unaudited consolidated financial statements.

                 Peekskill Financial Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                For the Nine
                                                                Months Ended
                                                                  March 31,
                                                            -------------------
                                                               2000      1999
                                                            --------- ---------
Cash flows from operating activities:
Net income................................................. $     900 $   1,295
 Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses.................................        45        45
 Depreciation and amortization expense.....................        78        76
 ESOP and RRP expense......................................       328       328
 Net amortization and accretion of deferred fees, discounts
   and premiums............................................       (80)      (12)
 Net decrease (increase) in accrued interest receivable....       113       (22)
 Net increase in other assets..............................        (5)      (55)
 Deferred tax expense (benefit)............................        31       (91)
 Net increase in other liabilities.........................        92       524
                                                            --------- ---------
 Net cash provided by operating activities.................     1,502     2,088
                                                            --------- ---------
Cash flows from investing activities:
Purchases of securities:
  Held-to-maturity.........................................   (13,868)  (36,866)
  Available-for-sale.......................................       ---   (17,500)
Proceeds from principal payments,
  maturities and calls of securities:
  Held-to-maturity.........................................    19,389    51,042
  Available-for-sale.......................................       ---     9,500
Originations of loans, net of principal collections........    (3,769)   (7,964)
Proceeds from sale of real estate owned....................       ---        94
Purchase of FHLB stock.....................................       (87)      ---
Purchases of office properties and equipment...............        (8)     (102)
                                                            --------- ---------
  Net cash provided by (used in) investing activities......     1,657    (1,796)
                                                            --------- ---------
Cash flows from financing activities:
  Net increase in depositor accounts.......................     2,940     5,357
  Net increase in mortgage escrow deposits.................       170        95
  Proceeds from issuance of common stock...................       ---       243
  Proceeds from securities repurchase agreements and
    other borrowings.......................................     6,000    10,000
  Repayments of securities repurchase agreements and
    other borrowings.......................................    (9,000)      ---
  Treasury stock purchases.................................    (1,704)  (16,197)
  Dividends paid...........................................      (417)     (622)
                                                            --------- ---------
    Net cash used in financing activities..................    (2,011)   (1,124)
                                                            --------- ---------
Net increase in cash and cash equivalents..................     1,148      (832)
Cash and cash equivalents at beginning of period...........     4,157     4,626
                                                            --------- ---------
Cash and cash equivalents at end of period................. $   5,305 $   3,794
                                                            ========= =========

Supplemental information:
  Interest paid............................................ $   5,703 $   5,165
  Income taxes paid........................................       639       749
  Net decrease in liability for treasury stock purchased,
     not yet settled.......................................       ---      (396)
                                                            ========= =========

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related management's discussion and analysis of financial condition and results of operations of the Company as of and for the year ended June 30, 1999 included in the Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.


NOTE 2.  Merger Agreement

         On February 16, 2000, the Company signed a definitive agreement to merge with Sound Federal Bancorp, the holding company for Sound Federal Savings and Loan Association. As part of the transaction, the Company's stockholders will receive $22 per share in cash. The transaction, which is expected to close in the third calendar quarter, is subject to shareholder and regulatory approval.


NOTE 3.  Stock Repurchases

         From July 1, 1999 through March 31, 2000, the Holding Company purchased 129,600 shares for treasury at a cost of $1.7 million, or $13.15 per share. At March 31, 2000, the Holding Company has a total of 2,337,522 shares held for treasury, at a total cost of $35.8 million or $15.33 per share. In connection with the merger agreement described in Note 2, the Company has agreed that it will not make additional stock purchases pending consummation of the merger.

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

         The table below summarizes the number of shares utilized in the Company's EPS calculations for the three and nine month periods ended March 31, 2000 and 1999. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each period presented.

                                  For the Three Months     For the Nine Months
                                    Ended March 31,          Ended March 31,
                                  ---------------------   ---------------------
                                   2000       1999          2000         1999
                                  ------     ------        ------       ------
                                                (In thousands)
Weighted average common
   shares outstanding
   for computation of
   basic EPS (1)                   1,433      1,981         1,475        2,329

Common-equivalent shares
   due to the dilutive
   effect of stock options
   and RRP awards (2)                 83         53            51           59
                                  ------     ------        ------       ------
Weighted average common
   shares for computation
   of diluted EPS                  1,516      2,034         1,526        2,388
                                  ======     ======        ======       ======

(1) Excludes unvested RRP awards and unallocated ESOP shares that have not been committed to be released.
(2)  Computed using the treasury stock method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 2000. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Merger Agreement

         On February 16, 2000, the Company signed a definitive agreement to merge with Sound Federal Bancorp, the holding company for Sound Federal Savings and Loan Association. As part of the transaction, the Company's stockholders will receive $22 per share in cash. The transaction, which is expected to close in the third calendar quarter, is subject to shareholder and regulatory approval.

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

         Total assets at March 31, 2000 were $205.9 million compared to $206.9 million at June 30, 1999, a decrease of $1.0 million. This decrease primarily consists of a $6.0 million decrease in total securities, partially offset by a $1.1 million increase in cash and cash equivalents and a $3.7 million increase in net loans. The decrease in total assets was primarily caused by a $3.0 million decrease in securities repurchase agreements and other borrowings and a $1.3 million decrease in stockholders' equity, partially offset by a $2.9 million increase in depositor accounts.

         Total non-performing loans decreased $237,000, or 20.9%, to $893,000 at March 31, 2000 from $1.1 million at June 30, 1999. At March 31, 2000, the Company classified $237,000 of participation interests in certain residential mortgage loans purchased from Thrift Association Service Corporation as non-accrual, as compared to $316,000 at June 30, 1999. Additional non-accrual mortgage loans totaled $550,000 at March 31, 2000 and $382,000 at June 30, 1999. One-to-four family mortgage loans past due more than 90 days but still accruing interest totaled $106,000 at March 31, 2000 compared to $432,000 at June 30, 1999. The allowance for loan losses was $787,000 or 88.1% of non-performing loans at March 31, 2000, compared to $742,000 or 65.7% of non-performing loans at June 30, 1999. There were no loan charge-offs or recoveries in the nine months ended March 31, 2000.
The Bank had no real estate owned at March 31, 2000 and June 30, 1999.

     Stockholders' equity decreased $1.3 million from $27.4 million at June 30, 1999 to $26.1 million at March 31, 2000. The decrease primarily reflects treasury stock purchases of $1.7 million and dividends paid of $417,000, partially offset by net income of $900,000. Book value per share increased from $14.49 at June 30,1999 to $14.79 at March 31, 2000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
1999

         Net income decreased $291,000 to $104,000, or $0.07 per diluted share, for the quarter ended March 31, 2000, compared to net income of $395,000, or $0.19 per diluted share, for the same period last year. Basic EPS amounts were $0.07 and $0.20 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in net income is primarily attributable to $271,000 of non-tax deductible merger-related expenses in the current year quarter.

         Net interest income decreased $84,000 in the current quarter compared to the quarter ended March 31, 1999, reflecting a 20 basis point decline in the net yield on average interest-earning assets to 2.87% in the current quarter. The decreases in the net yield and in net interest income reflect the $10.9 million decline in average net earning assets from $35.0 million for the three months ended March 31, 1999 to $24.1 million for the current quarter, mostly attributable to the utilization of $17.7 million to purchase common stock for treasury. Interest and dividend income increased to $3.4 million for the quarter ended March 31, 2000 from $3.3 million for the year ago period. Average interest-earning assets increased $2.3 million and the average yield increased 10 basis points. Interest expense increased $174,000 to $1.9 million for the quarter ended March 31, 2000 compared to the same quarter last year. This increase was due primarily to a $13.1 million increase in average interest-bearing liabilities and an 8 basis point decrease in the average cost.

         The provision for loan losses was $15,000 for the quarters ended March 31, 2000 and 1999. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         Non-interest expense increased $285,000 for the quarter ended March 31, 2000 compared to the prior year quarter. The increase was caused primarily by increases of $260,000 in professional fees, $44,000 in compensation and benefits and $12,000 in computer service fees, partially offset by a $22,000 decrease in other non-interest expenses and a $13,000 decrease in Federal deposit insurance costs. The increase in professional fees is primarily due to $271,000 in merger-related expenses and the increase in compensation and benefits is primarily due to normal salary increases.

         Income tax expense for the quarter ended March 31, 2000 decreased $69,000 compared to the same period last year. The decrease is primarily due to a $360,000 decrease in pre-tax income and the effect of the real estate investment trust ("REIT") in the fourth quarter of fiscal 1999, partially offset by the effect of non-tax deductible merger-related costs in the current quarter. The Company's effective tax rate was 69.0% in the current quarter compared to 43.2% in the quarter ended March 31, 1999.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2000 and
1999

         Net income decreased $395,000 to $900,000, or $0.59 per diluted share, for the nine months ended March 31, 2000, compared to $1.3 million, or $0.54 per diluted share, for the nine months ended March 31, 1999. Basic EPS amounts were $0.61 and $0.56 for the nine months ended March 31, 2000 and 1999, respectively. The decrease in net income is primarily attributable to a $391,000 decrease in net interest income and a $310,000 increase in non-interest expense, partially offset by a $286,000 decrease in income tax expense. The higher basic and diluted EPS amounts in the current nine-month period reflect the substantially lower number of shares outstanding, due to treasury stock purchases made over the past year.

         Net interest income decreased $391,000 for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999, reflecting a 32 basis point decline in the net yield on average interest-earning assets to 2.90% in the nine months ended March 31, 2000. The decreases in the net yield and in net interest income reflect the $14.4 million decline in average net earning assets from $39.2 million for the nine months ended March 31, 1999 to $24.8 million for the current nine months, mostly attributable to the utilization of $17.7 million to purchase common stock for treasury. Interest and dividend income increased $148,000 to $10.2 million for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. Average interest-earning assets increased $3.9 million, partially offset by a 3 basis point decrease in the average yield. Interest expense increased $539,000 to $5.7 million for the nine months ended March 31, 2000 compared to the same period last year. The increase was caused primarily by an $18.2 million increase in interest-bearing liabilities, partially offset by a 3 basis point decrease in the average rate.

         The provision for loan losses was $45,000 for the nine-month periods ended March 31, 2000 and 1999. Management continues to evaluate the adequacy of the allowance for loan losses based on local economic and real estate market conditions, loan portfolio growth and the level of non-performing loans.

         For the nine months ended March 31, 2000 non-interest expense increased $310,000 compared to the same period in 1999. The increase was caused primarily by increases of $278,000 in professional fees, $92,000 in compensation and benefits and $27,000 in computer service fees, partially offset by an $85,000 decrease in other non-interest expenses. The increase in professional fees is primarily due to $271,000 in merger-related expenses and the increase in compensation and benefits is primarily due to normal salary increases. The
$85,000 decrease in other non-interest expenses reflects expenses of approximately $25,000, relating to the Company's Modified Dutch Auction, that were incurred in the nine months ended March 31, 1999.

         Income tax expense decreased $286,000 for the nine months ended March 31, 2000 compared to the same period a year ago. The decrease is due to a $681,000 decrease in pre-tax income and the effect of the REIT, partially offset by the effect of non-tax deductible merger-related costs in the current quarter. The Company's effective tax rate was 44.9% for the nine months ended March 31, 2000 compared to 44.0% for the same period in 1999.

     The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                      Nine Months Ended
                                                ---------------------------------------------------------
                                                            March 31,                  March 31,
                                                              2000                       1999
                                                ----------------------------- ---------------------------
                                                                      Average                    Average
                                                  Average              Yield/ Average             Yield/
                                                Balance (1) Interest   Rate  Balance(1) Interest   Rate
                                                ----------- --------- ------- -------- -------- ---------
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................  $ 66,308   $ 3,738   7.52%  $ 51,765  $ 3,054   7.87%
   Mortgage-backed securities(3)................   108,512     4,980   6.12    120,486    5,676   6.28
   Other debt securities(3).....................    23,189     1,172   6.74     20,302      972   6.38
   Other interest-earning assets................     7,400       309   5.57      8,992      349   5.17
                                                  --------   -------          --------  -------
     Total interest-earning assets..............   205,409    10,199   6.62    201,545   10,051   6.65
                                                             -------                    -------
Non interest-earning assets.....................     3,116                       2,745
                                                  --------                    --------
     Total assets...............................  $208,525                    $204,290
                                                  ========                    ========

Interest-bearing liabilities:
   Regular savings and club accounts............  $ 50,331   $ 1,049   2.78%  $ 50,426  $ 1,050   2.78%
   Money market and NOW accounts (5)............    18,632       358   2.56     15,135      301   2.65
   Savings certificates and other...............    83,218     3,200   5.13     78,580    3,138   5.32
   Securities repurchase agreements and other       28,400     1,117   5.24     18,200      696   5.10
borrowings......................................  --------   -------          --------  -------
     Total interest-bearing liabilities.........   180,581     5,724   4.23    162,341    5,185   4.26
                                                             -------                    -------
Non interest-bearing liabilities................     1,347                       1,663
                                                  --------                    --------
     Total liabilities..........................   181,928                     164,004
Stockholders' equity............................    26,597                      40,286
                                                  --------                    --------
     Total liabilities and stockholders' equity.  $208,525                    $204,290
                                                  ========                    ========
Net earning assets..............................  $ 24,828                    $ 39,204
                                                  ========                    ========
Net interest income.............................             $  4,475                   $ 4,866
                                                             ========                   =======
Net interest rate spread........................                       2.39%                      2.39%
                                                                       ====                       ====
Net yield on average interest-earning assets(4).                       2.90%                      3.22%
                                                                       ====                       ====
Average interest-earning assets to average
 interest-bearing liabilities...................    1.14x                                 1.24x
                                                    ====                                  ====

                                                                     Three Months Ended
                                                ---------------------------------------------------------
                                                            March 31,                  March 31,
                                                              2000                       1999
                                                ----------------------------- ---------------------------
                                                                      Average                    Average
                                                  Average              Yield/ Average             Yield/
                                                Balance (1) Interest   Rate  Balance(1) Interest   Rate
                                                ----------- --------- ------- -------- -------- ---------
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans (2)....................................  $ 66,883   $ 1,249   7.47%  $ 53,529  $ 1,032   7.71%
   Mortgage-backed securities(3)................   106,120     1,639   6.18    114,920    1,763   6.14
   Other debt securities(3).....................    23,529       401   6.82     23,982      400   6.67
   Other interest-earning assets................     9,870       127   5.15     11,690      131   4.48
                                                  --------   -------          --------  -------
     Total interest-earning assets..............   206,402     3,416   6.62    204,121    3,326   6.52
                                                             -------                    -------
Non interest-earning assets.....................     3,146                       2,871
                                                  --------                    --------
     Total assets...............................  $209,548                    $206,992
                                                  ========                    ========

Interest-bearing liabilities:
   Regular savings and club accounts............  $ 49,749   $   346   2.78%  $ 50,454  $   351   2.78%
   Money market and NOW accounts (5)............    19,452       122   2.51     15,998      107   2.68
   Savings certificates and other...............    84,312     1,082   5.15     79,684    1,010   5.07
   Securities repurchase agreements and other
borrowings......................................    28,750       384   5.13     23,000      292   5.08
                                                  --------   -------          --------  -------
     Total interest-bearing liabilities.........   182,263     1,934   4.24    169,136    1,760   4.16
                                                             -------                    -------
Non interest-bearing liabilities................     1,225                       1,747
                                                  --------                    --------
     Total liabilities..........................   183,488                     170,883
Stockholders' equity............................    26,060                      36,109
                                                  --------                    --------
     Total liabilities and stockholders' equity.  $209,548                    $206,992
                                                  ========                    ========
Net earning assets..............................  $ 24,139                    $ 34,985
                                                  ========                    ========
Net interest income.............................             $ 1,482                    $ 1,566
                                                             =======                    =======
Net interest rate spread........................                       2.38%                      2.36%
                                                                       ====                       ====
Net yield on average interest-earning assets(4).                       2.87%                      3.07%
                                                                       ====                       ====
Average interest-earning assets to average
 interest-bearing liabilities...................   1.13x                         1.21x
                                                   ====                          ====

(1) Average balances are calculated using end-of-month balances, producing results which are not materially different from average daily balances.
(2) Balances are net of deferred loan fees and loans in process. Non-accrual loans are included in the balances.
(3) Balances represent amortized cost. Yields are not stated on a tax-equivalent basis, as the Company does not invest in tax-exempt securities.
(4) Represents net interest income divided by average total interest-earning assets.
(5) Average balances for the nine months and three months ended March 31, 2000 include non-interest bearing checking deposits of $1.5 million and $2.0 million, respectively. Excluding these deposits, the average rate would be 2.79% for the nine months ended March 31, 2000 and 2.81% for the three months ended March 31, 2000.

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

         The Bank may borrow from the FHLB of New York subject to an overall limitation of 25% of total assets or $51.7 million at March 31, 2000. Funds may be borrowed through a combination of FHLB advances and overnight borrowings under a $15.5 million line of credit. The Bank had no such borrowings outstanding at March 31, 2000 and June 30, 1999. The Company had $25.0 million of borrowings under securities repurchase agreements at March 31, 2000, compared to $28.0 million at June 30, 1999. The Company has utilized borrowings as a funding source in order to supplement retail deposit growth and may engage in additional borrowings, from time to time, as conditions warrant.

         The Bank is required to maintain a minimum level of liquid assets as defined by OTS regulations, based upon a percentage of liquid assets to depositor accounts and short-term borrowings. For the month of March 2000, the Bank's average daily total liquidity ratio was 12.9%, compared to the minimum OTS requirement of 4.0%.

         The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits in other financial institutions and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on cash flows from the Company's operating, financing and investing activities during any given period. Cash and cash equivalents increased $1.1 million, from $4.2 million at June 30, 1999 to $5.3 million at March 31, 2000.

         The Company anticipates that it will have sufficient funds available to meet its current commitments and other funding needs. At March 31, 2000, the Company had commitments to originate loans of $1.7 million. Savings certificates scheduled to mature in one year or less at March 31, 2000 totaled $62.4 million. Management believes that a significant portion of such depositor accounts will remain with the Company.

         At March 31, 2000, the Bank's capital exceeded each of the OTS minimum capital requirements and the requirements for classification as a "well-capitalized" institution. The current minimum regulatory capital ratio requirements are 1.5% for tangible capital, 4.0% for Tier I (core) capital and 8.0% for total risk-based capital. In order to be considered well-capitalized, an institution must maintain a core capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At March 31, 2000, the Bank had both tangible and core capital of $26.8 million (13.0% of total adjusted assets); Tier I risk-based capital of $26.8 million (43.8% of total risk-weighted assets); and total risk-based capital of $27.6 million (45.1% of total risk-weighted assets).

Year 2000

         The Company's Year 2000 preparations allowed it to transition into the new year without system failures or interruptions in customer service. The Company is not currently aware of any Year 2000 issues that have adversely affected its customers or key business relationships. However, the nature of the Year 2000 issue is such that unanticipated developments affecting the Company's information technology systems, and/or those of third parties, upon which it depends, may come to light in the future. The Company will continue to monitor its systems for Year 2000 issues that may not have been immediately apparent, as well as possible adverse effects on its customers and key business relationships. The Company's cumulative Year 2000 costs of $160,000 through March 31, 2000 were primarily for computer hardware purchases. Management does not expect that any additional significant costs will be incurred in connection with the Year 2000 issue.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         Special Meeting

                  A Special Meeting will be held on May 15, 2000 at the main office of the Company to approve and adopt the merger agreement, per the Company's proxy statement dated April 7, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

                  27.      Financial Data Schedule

         b.       Reports on Form 8-K

                           On  January  31,  2000,  the  Company  issued a press
                  release announcing its second quarter results.

                           On February  17,  2000,  the  Company  issued a press
                  release announcing its merger with Sound Federal Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEEKSKILL FINANCIAL CORPORATION
                                        (Registrant)


DATE:  May 12, 2000            BY:      /s/ Eldorus Maynard
                                        -------------------
                                        Eldorus Maynard
                                        Chairman of the Board and
                                        Chief Executive Officer


DATE:  May 12, 2000            BY:      /s/ William J. LaCalamito
                                        -------------------------
                                        William J. LaCalamito
                                        President
                                        (principal financial officer)